Form 10-K
period 1993-12-31
DOW CORNING CORP
filed 1994-02-14
CIK 29917

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     Commission File Number 1-7518
    December 31, 1993

                     DOW CORNING CORPORATION
      (Exact name of registrant as specified in its charter)

           Michigan                               38-0495575
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

     2200 West Salzburg Road, Midland, Michigan  48686-0994
      (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:  517-496-4000

   Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
     Title of each class                    on which registered
- ------------------------------            -----------------------
9.625% Sinking Fund Debentures            New York Stock Exchange
      Due April 1, 2005

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.  Yes  X  . No     .

State the aggregate market value of the voting stock held by non-affiliates of the registrant: The registrant has only one class of shares outstanding. The voting common shares are held in equal portions by Corning Incorporated and Dow Holdings Inc., a wholly-owned subsidiary of The Dow Chemical Company. None of the registrant's common stock has been sold or traded since the registrant's incorporation.

    Number of shares outstanding of common stock:  2,500,000

              Documents incorporated by reference:

                               None.


The registrant qualifies under General Instruction J(1)(a) and
(b) of Form 10-K and is filing this Form using the reduced disclosure format described in General Instruction J(2).

                              PART I

ITEM 1.  BUSINESS
- -----------------

     Dow Corning Corporation (Dow Corning or the Company) was incorporated in 1943 by Corning Glass Works (now Corning Incorporated) and The Dow Chemical Company (Dow Chemical) to develop, produce and market silicones. Corning Incorporated provided the basic silicone technology and Dow Chemical supplied the chemical processing and manufacturing know-how. Both companies provided initial key employees.

     Dow Corning built a new business based on silicone chemistry. The starting point is quartz rock, a form of silica. The silicon-oxygen-silicon polymer chain, the backbone of all silicones, is derived from a series of chemical processes. Various organic groups attached to this polymer chain can modify properties and alter physical form.

     Regardless of form, most silicones share a combination of properties, including electrical resistance, ability to maintain performance across a broad range of temperatures, resistance to aging, water repellency, lubricating characteristics and relative chemical and physiological inertness. The versatility of silicones has led to a wide variety of applications across a broad spectrum of industries in all major countries.

     Dow Corning has supplemented its product line with selected silicone modified organic and non-silicone products, including reactive chemicals based upon silicon. In addition to silicone lubricants, Dow Corning makes and sells specialty lubricants based on molybdenum disulfide, principally under the trademark MOLYKOTE(R). Hemlock Semiconductor Corporation, a subsidiary in which Dow Corning has a 63.25% interest, produces polycrystalline silicon which is the basic material for most semiconductor devices. Polycrystalline silicon is also used to manufacture solar cells.

     Today, Dow Corning manufactures and sells more than 4,500 products to over 45,000 customers throughout the world. No one customer accounts for more than 3% of net sales.

Raw Materials
- -------------

     The principal raw material used in the production of Dow Corning products is elemental silicon, which is produced and sold by a number of U.S. and non-U.S. firms. Dow Corning currently purchases silicon from various domestic and foreign producers. Dow Corning is a party to a number of silicon supply contracts which cover the majority of anticipated annual requirements. Worldwide production capacity is judged to be adequate to meet expected demand and shortages appear unlikely. Therefore, Dow Corning believes that it has adequate sources of supply of silicon.

     Dow Corning also purchases substantial quantities, and believes it has adequate sources of supply, of methyl alcohol, methyl chloride, and other raw materials required for its manufacturing operations. Although from time to time temporary shortages of particular raw materials may exist, Dow Corning believes that it has adequate sources of raw materials required to maintain its operations.

Foreign Operations
- ------------------

     The foreign operations of Dow Corning, principally in Europe and Asia, are conducted primarily through wholly-owned subsidiaries and involve sales of substantially all Dow Corning products. These products are manufactured either domestically or by one of the Company's foreign subsidiaries. See Note 16 of Notes to Consolidated Financial Statements included in this report for financial information relating to foreign operations.

     Foreign business is subject to special considerations, including exchange controls, fluctuations in currency values, dividend and payment restrictions, political instability and international credit or financial problems. While these conditions associated with foreign business involve risks different from those associated with domestic business activities, Dow Corning does not regard the overall risks of its foreign operations, on the whole, to be materially greater than those of its operations in the United States.

Competition
- -----------

     Dow Corning is a leader among the various companies which produce silicone products throughout the world. Substantial competition for Dow Corning products both in the United States and abroad comes from other manufacturers of silicone products. In addition, virtually all silicone products compete with non-silicone products in specific applications. The risk of product substitution is common to all Dow Corning products. The principal competitive elements in the sale of Dow Corning products are: product quality and performance, responsive customer service, new product development, cost effectiveness, and application expertise.

Research and Development
- ------------------------

     Since its inception, Dow Corning has been engaged in a continuous program of basic and applied research on silicon-based materials to develop new products and processes, to improve and refine existing products and processes, and to develop new applications for existing products. The Company also provides a wide variety of technical services to its customers. Research and development expenditures totalled (in millions of dollars) $163.9 in 1993, $161.2 in 1992, and $148.7 in 1991.

Patents and Licenses
- --------------------

     Dow Corning consistently applies for United States and foreign patents and owns, directly or indirectly, a substantial number of such patents. The Company is a licensor under a number of patent licenses and technology agreements. While Dow Corning considers its patents and licenses a valuable asset, it does not regard its business as being materially dependent on any single patent or license or any group of related patents or licenses.

Protection of the Environment
- -----------------------------

     Dow Corning has set a goal to reduce within the United States its toxic releases by 80% in 1995 compared to 1987. This goal is consistent with voluntary commitments made by the Company under two programs with the U.S. Environmental Protection Agency
- - the 33/50 Voluntary Reduction Program under which the Company has committed to reductions of all of its toxic chemical releases, and the Clean Air Act Early Reduction Credit Program under which the Company has committed to major reductions in methyl chloride releases at its largest U.S. manufacturing facilities. As a member of the Chemical Manufacturers Association, the Company is also committed to and is implementing the codes of management practices specified in Responsible Care(R).

     Dow Corning expends funds consistent with its commitments to limit the discharge of materials into the environment. It is expected that Dow Corning's pollution control related expenditures will be partially offset through the recovery of raw materials in the pollution control process. These expenditures should not materially affect Dow Corning's earnings or competitive position.

     The Company records a charge to earnings for environmental matters when it is probable that a liability has been incurred and the Company's costs can be reasonably estimated. For information concerning environmental liabilities, see Note 2 of Notes to Consolidated Financial Statements.

Employees
- ---------

     Dow Corning's average employment for 1993 was 8,600 persons.
Average employment for 1992, determined on a comparable basis, was 9,000 persons.

ITEM 2.  PROPERTIES
- -------------------

     Dow Corning owns or leases extensive property for use in its business and believes that its properties are in good operating condition and are generally suited for the purposes for which they are presently being used.

     Principal United States production plants are located in Kentucky, Michigan and North Carolina. Principal foreign manufacturing plants are located in Australia, Belgium, Germany, Japan, South Korea and the United Kingdom. Dow Corning owns substantially all of its manufacturing facilities. Approximately 62% of Dow Corning's aggregate investment in plant and equipment is represented by its United States facilities.

     Dow Corning owns its executive and corporate offices, which are located near Midland, Michigan, and certain foreign offices. The Company also owns research and development facilities in the United States, Europe and Asia. Domestic and foreign sales offices are primarily in leased facilities. Dow Corning leases most of its computers and communications equipment. For information concerning lease commitments, see Note 15 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

ENVIRONMENTAL MATTERS

     The Company has agreed to participate in the Toxic Substances Control Act (TSCA) Section 8(e) compliance audit program. The Company expects to pay a civil penalty which will exceed $100,000. While the exact amount of the civil penalty is not yet known, the United States Environmental Protection Agency
(EPA) has put a limit of $1 million on any civil penalty to be paid.

     On September 26, 1991, the EPA filed an administrative complaint against the Company under TSCA alleging that, from 1988 to 1990, the Company had imported a chemical substance that did not appear on the TSCA Inventory of Existing Chemical Substances. EPA proposed a civil penalty of $230,000 for the violations alleged in the complaint, but reduced the amount to $172,500 because the Company had voluntarily disclosed the situation to the EPA immediately upon discovering it. On July 13, 1993, the Company finalized a consent agreement with the EPA. Under this agreement, the Company agreed to pay a civil penalty of $46,000 and complete a supplemental enforcement project at its Carrollton, Kentucky Facility.


BREAST IMPLANT LITIGATION

Breast Implant Products Liability Purported Class Action Lawsuits
- -----------------------------------------------------------------

     As of January 20, 1994, the Company had been named, generally as one of several defendants, in 41 purported breast implant products liability class action lawsuits filed on behalf of individuals who claim to have or have had silicone gel breast implants. Of these lawsuits, 30 have been brought in various Federal District Courts, 9 have been brought in various state courts, and 2 have been brought in courts in Canada.

     Among the Federal District Court class action lawsuits, 20 were filed in the first quarter of 1992, 4 were filed in the second quarter of 1992, 1 was filed in the third quarter of 1992, 2 were filed in the fourth quarter of 1992, 1 was filed in the first quarter of 1993, 1 was filed in the second quarter of 1993, and 1 was filed in the third quarter of 1993. These cases have been filed in the Federal District Courts for the District of Arizona, the Northern District of California (3 cases), the Central District of California, the Southern District of California, the District of Hawaii, the Northern District of Illinois, the Eastern District of Kentucky, the Northern District of Louisiana, the Eastern District of Michigan, the District of Minnesota (2 cases), the Eastern District of New York (2 cases), the Northern District of Ohio (3 cases), the Southern District of Ohio (7 cases), the Eastern District of Pennsylvania, the Western District of Pennsylvania (2 cases), the District of Utah and the Eastern District of Virginia. In the purported class action case filed in the Federal District Court for the Eastern District of Virginia, all proceedings have been stayed and class certification has been denied. All of these federal purported breast implant products liability class action lawsuits have been transferred to the Federal District Court for the Northern District of Alabama for discovery purposes (see "Consolidation of Breast Implant Products Liability Lawsuits" below).

     In one of the federal class actions filed in the Southern District of Ohio (later transferred to the Northern District of Alabama), a class action was conditionally certified on behalf of all breast implant recipients in the United States (and their spouses). The Federal District Court in Alabama has announced that this certification order will be reconsidered and could be confirmed, modified, or vacated. In the class action filed in the District of Utah, a class certification motion has been denied. In the class action filed in the Eastern District of Michigan, the Court was asked to certify a class action on behalf of breast implant recipients residing outside the United States; this motion was denied, but class certification may be sought again in the future.

     Among the 9 purported class action lawsuits brought in various state courts, 6 were filed in the first quarter of 1992, 1 was filed in the second quarter of 1992, 1 was filed in the third quarter of 1992, and 1 was filed in the fourth quarter of 1992. These cases have been filed in the following state courts:
The Dade County, Florida Eleventh Judicial Circuit Court; the District Court for the Third Judicial District of Utah; the Philadelphia County, Pennsylvania Court of Common Pleas; the Dauphin County, Pennsylvania Court of Common Pleas; the Cook County, Illinois Circuit Court (2 cases); the Marion County, Indiana Superior Court; the Civil District Court for the Parish of Orleans, Louisiana; and the District Court for Douglas County, Nebraska. In 5 of these cases (the 2 cases in the Cook County, Illinois Circuit Court, the case in the District Court for the Third Judicial District of Utah, the case in the Philadelphia County, Pennsylvania Court of Common Pleas and the case in the Dauphin County, Pennsylvania Court of Common Pleas), either the purported class action claims have been dismissed or class certification has been denied. The case filed in Douglas County, Nebraska was removed from state to federal court and was then transferred to the Federal District Court for the Northern District of Alabama; the purported class action claims in this case have been withdrawn. In the case filed in the Civil District Court for the Parish of Orleans, Louisiana, the Court certified a class of women with silicone breast implants who either reside in or received their implants in the State of Louisiana; this order certifying a class action has been upheld on appeal. Three of these state purported class action cases remain active.

     A purported class action was filed in Ontario, Canada, during the first quarter of 1993 against Dow Corning Canada, Inc., a wholly-owned subsidiary of the Company. The Judge has entered an order certifying a class of breast implant recipients in the Province of Ontario, Canada; the Ontario Court of Appeals has declined to hear an appeal from this class certification order. In the third quarter of 1993, a petition was filed in Montreal, Canada, seeking authorization to institute a class action on behalf of a purported class of breast implant recipients in the Province of Quebec, Canada, against Dow Corning Corporation and Dow Corning Canada, Inc. The court has not yet decided whether to authorize such a class action.

     The typical alleged factual bases for these lawsuits include allegations that the plaintiffs' breast implants caused specified ailments, including, among other things, autoimmune disease, scleroderma, systemic disorders, joint swelling and chronic fatigue. The Company is sometimes named as the manufacturer of silicone gel breast implants, and other times the Company is named as the supplier of silicone materials to other breast implant manufacturers.

     Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts, and have also asked for certain types of equitable relief such as requiring the Company to fund the removal of the breast implants of the class members, to fund medical research into any ailments caused by silicone gel breast implants and to fund periodic medical checkups for the class members. The purported federal class action in the Federal District Court for the Eastern District of Pennsylvania claims monetary damages of more than $75,000 for each plaintiff. One of the purported federal class actions in the Federal District Court for the Southern District of Ohio claims monetary damages of more than $50,000 for each plaintiff. One of the purported federal class actions in the Federal District Court for the District of Minnesota claims an unspecified amount of monetary damages, but claims less than $50,000 for each plaintiff on fraud claims. The purported federal class action in the Federal District Court for the Southern District of California claims more than $50,000 for each plaintiff. One of the purported federal class actions in the Federal District Court for the Western District of Pennsylvania claims damages of $50,000 compensatory and $50,000 punitive damages for each plaintiff. Each other purported federal class action specifies monetary damages in an unspecified amount except that they claim the minimal jurisdictional amount. The purported state class action in the Dade County, Florida Eleventh Judicial Circuit Court claims $500,000,000 in punitive damages and unspecified compensatory damages for the class. Each other purported state class action specifies monetary damages in an unspecified amount except that they claim the minimal jurisdictional amounts. The purported class action in Ontario, Canada, claims $80,000 in monetary damages for each named plaintiff and unspecified monetary damages for other members of the purported class.

     Monetary damages claimed in these cases in the aggregate may be substantial; however, the Company does not consider the monetary damages claimed to be a realistic measure of the Company's ultimate resolution costs.

Individual Breast Implant Products Liability Lawsuits
- -----------------------------------------------------

     As of January 20, 1994, the Company has been named, often along with other defendants, in approximately 11,800 individual breast implant products liability lawsuits filed in federal courts and state courts in many different jurisdictions; many of these cases involve multiple plaintiffs. The typical alleged factual bases for these lawsuits include allegations that the plaintiffs' breast implants caused specified ailments, including, among others, autoimmune disease, scleroderma, systemic disorders, joint swelling and chronic fatigue. The Company is sometimes named as the manufacturer of silicone gel breast implants, and other times the Company is named as the supplier of silicone raw materials to other breast implant manufacturers.

     Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts. In those individual breast implant cases where management is aware that monetary damages are specified, the amount of monetary damages alleged ranges from approximately $100,000 to approximately $140,000,000. Also, many of these cases only specify as monetary damages an amount in excess of the jurisdictional minimum for the courts in which such cases are filed. Monetary damages claimed in these cases in the aggregate may be substantial; however, the Company does not consider the monetary damages claimed to be a realistic measure of the Company's ultimate resolution costs.

Consolidation of Breast Implant Products Liability Lawsuits
- -----------------------------------------------------------

     Many of these breast implant products liability cases have been or are in the process of being consolidated for purposes of case management in federal and state courts. As previously reported, on June 25, 1992, the Judicial Panel on Multidistrict Litigation in "In Re Silicone Gel Breast Implants Products Liability Litigation" consolidated all federal breast implant cases for discovery purposes in the Federal District Court for the Northern District of Alabama under the multidistrict litigation rules "in order to avoid duplication of discovery, prevent inconsistent pretrial rulings, and preserve the resources of the parties, their counsel and the judiciary." Substantially all federal breast implant cases have been consolidated or are in the process of transfer, or are likely to be transferred, to the Federal District Court for the Northern

District of Alabama. A substantial number of breast implant cases originally filed in state courts have been removed to federal court and either have been or are likely to be similarly transferred and consolidated. The Company anticipates that any federal breast implant products liability cases filed after June 25, 1992, as well as some state breast implant cases removed to federal courts, will be transferred to the Federal District Court for the Northern District of Alabama for discovery purposes under the multidistrict litigation rules. In addition, the consolidation of many state breast implant products liability cases has proceeded in many jurisdictions where a substantial number of state breast implant lawsuits have been filed; however, this consolidation of state cases has not occurred in all jurisdictions. As of December 31, 1993, substantially more than half of all breast implant cases were consolidated for pretrial purposes at the federal and state levels. The Company views these case consolidation measures as positive steps toward the management of these various lawsuits and anticipates that current and future breast implant lawsuit consolidations will result in a reduction of litigation defense costs per case. For more information on these matters, see Note 2 of Notes to Consolidated Financial Statements.

Settlement Proposed to Resolve Breast Implant Claims
- ----------------------------------------------------

     On September 9, 1993, the Company announced that representatives of plaintiffs and defendants involved with silicone breast implant litigation have developed a "Statement of Principles for Global Resolution of Breast Implant Claims" (the "Statement of Principles"). The Statement of Principles summarizes a proposed claims based structured resolution of claims arising out of breast implants which have been or could be asserted against various implant manufacturers, suppliers, physicians and hospitals (the "Proposed Settlement").

     Under the Proposed Settlement, if implemented, industry participants (the "Funding Participants") would contribute up to $4.75 billion over a period of thirty years to establish several special purpose funds. The Proposed Settlement would define the circumstances under which payments from the funds would be made. The Proposed Settlement includes provisions for (a) class membership and the ability of plaintiffs to opt out of the class,
(b) the establishment of defined funds for medical diagnostic/evaluation procedures, explantation, ruptures, compensation for specific diseases and administration, (c) payment terms and timing and (d) claims administration. The Proposed Settlement defines periods during which breast implant plaintiffs may elect not to settle their claims by way of the Proposed Settlement and continue their individual breast implant litigation against manufacturers and other defendants (the "Opt Out Plaintiffs"). In certain circumstances, if any defendant who is a Funding Participant considers the number of Opt Out Plaintiffs maintaining lawsuits against such defendant to be excessive, such defendant may decide to exercise the option to withdraw from participation in the Proposed Settlement. For more information on these matters, see Note 2 of Notes to Consolidated Financial Statements.

SECURITIES LAWS AND SHAREHOLDER DERIVATIVE LAWSUITS

Securities Laws Purported Class Action Lawsuits
- -----------------------------------------------

     As of January 20, 1994, the Company and certain of its directors and officers were named, as defendants with others, in two purported securities laws class action lawsuits filed by purchasers of stock of Corning Incorporated (Corning) and The Dow Chemical Company (Dow Chemical). These cases were originally filed as several separate cases in the Federal District Court for the Southern District of New York in the first quarter of 1992; these cases were consolidated in the second quarter of 1992 so that there is one case involving claims on behalf of purchasers of stock of Corning and one case involving claims on behalf of purchasers of stock of Dow Chemical. The plaintiffs in these cases allege, among other things, misrepresentations and omissions of material facts and breach of duty with respect to purchasers of stock of Corning and Dow Chemical relative to the breast implant issue. The relief sought in these cases is monetary damages in unspecified amounts. Motions to dismiss both cases have been filed by all defendants.

Shareholder Derivative Lawsuits
- -------------------------------

     As of January 20, 1994, the Company and/or certain of its directors and officers were named in three shareholder derivative lawsuits filed by shareholders of Corning and Dow Chemical. The plaintiffs in these cases allege various breaches of fiduciary duties claimed to be owed by the defendants relative to the breast implant issue. The relief sought by the shareholders filing these suits on behalf of Dow Chemical and Corning is monetary damages in unspecified amounts. Motions to dismiss these cases have been filed by all defendants.

GRAND JURY INVESTIGATION

     On February 8, 1993, the Company received two federal grand jury subpoenas initiated by the Assistant U.S. Attorney in Baltimore, Maryland, seeking documents and information related to silicone breast implants. The Company has provided information in response to the subpoenas and continues to cooperate with the Assistant U.S. Attorney's requests.

LAWSUIT AGAINST INSURANCE CARRIERS

     On June 30, 1993, the Company filed a complaint, which was subsequently amended, in the Superior Court of California against 99 insurance companies which issued occurrence based products liability insurance policies to the Company from 1962 through 1985 ("Insurers"). The complaint also names as defendants three state insurance guaranty funds. This action (the "California Action") resulted from an inability of some of the Insurers to reach an agreement with the Company on a formula for the allocation among the Insurers of payments of defense and indemnity expenses submitted by the Company related to breast implant products liability lawsuits and claims ("Insurance Allocation Agreement"). The California Action was filed to seek, among other things, a judicial enforcement of the obligations of the Insurers under the relevant insurance policies.

     On September 10, 1993, several of the Company's insurers filed a complaint against the Company and other insurers for declaratory relief in Wayne County Michigan Circuit Court (the "Michigan Action"). This complaint named additional insurers, particularly the insurers that provided coverage on a claims-made basis subsequent to 1985, and raised issues similar to those described above for determination by the courts.

     On September 13, 1993, plaintiff insurers in the Michigan Action brought a motion in the California Action for the California Action to be stayed or dismissed in favor of the Michigan Action on the grounds of inconvenient forum. On October 1, 1993, the California Court dismissed the California Action on the grounds of inconvenient forum. In light of this ruling, the Company has elected to litigate the coverage issues on breast implant product liability lawsuits and claims in the Michigan Action.

     Notwithstanding this litigation, the Company is continuing its negotiations with the Insurers to obtain an Insurance
Allocation Agreement as described above.

SECURITIES AND EXCHANGE COMMISSION INFORMAL INVESTIGATION

     The Company received a request, dated July 9, 1993, from the Boston Regional Office of the Securities and Exchange Commission for certain documents and information related to silicone breast implants. The request states that an informal investigation of the Company and its equity owners is being conducted by the Boston Regional Office. On July 30, 1993, the Company responded to this request enclosing the documents and information requested along with related information. The Company will continue to cooperate with the Boston Regional Office.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     Item omitted in accordance with provisions of General
Instruction J of Form 10-K.

                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS
- ---------------------------------------------------------

     The Company's common stock is owned in equal portions by Corning Incorporated and Dow Holdings Inc., a wholly-owned subsidiary of The Dow Chemical Company. None of the Company's common stock has been sold or traded since the Company's inception in 1943.

     The Company did not pay dividends in 1993. In the first quarter of 1992, the Company paid a dividend of $8.20 per common share. The Company paid a dividend of $6.00 per common share in each of the remaining quarters of 1992.

     Under the provisions of the Revolving Credit Agreement (which is described in Note 8 of Notes to Consolidated Financial Statements) the Company is subject to certain restrictions as to the payment of dividends. The amount of the restriction is based on a formula which considers, among other things, the income before income taxes for the most recent fiscal year. Based on the computation completed for the year ended December 31, 1993, the Company is restricted from issuing dividends in 1994.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

                                               Year ended
December 31,
                        -----------------------------------------
- -------------------------
                          1993           1992           1991

  1990          1989
                          ----           ----           ----

   ----          ----
                                 (in millions of dollars, except
per share amounts)

Operating Results:
Net sales               $2,043.7       $1,955.7       $1,845.4

 $1,718.3      $1,574.5
Net income (loss)         (287.0)<F1>     (72.0)<F3>
    152.9<F4>     171.1         162.8
Net income (loss) per
  common share<F5>        (114.80)        (28.80)         61.16

     68.44         65.12
Financial Statistics:
Total assets            $3,262.3<F1>   $2,190.7       $2,119.9

 $1,922.4      $1,678.1
Long-term debt             314.7          298.0          286.8

    267.7         274.3
Cash dividends per
  common share<F5>           -             26.20          31.00

     28.60         26.80
Working capital            298.6          258.8          361.1
    319.1         330.6
Current assets to
  current liabilities   1.4 to 1       1.5 to 1       1.8 to 1

 1.8 to 1      2.2 to 1
Long-term debt as a
  percentage of stock-
  holders' equity           49%            32%            26%

     27%          31%
Net income (loss) as a
  percentage of average
  stockholder's equity     (36%)           (7%)           15%

     18%          20%
Ratio of earnings to
  fixed charges            <F2>             1.9            5.2

      6.3           8.0

<F1>  The net loss in 1993 includes a pretax charge related to breast implants of $640.0 ($415.0 net of income tax benefit).
The increase in total assets in 1993 is primarily attributable to the recognition of an implant insurance receivable of $600.0 and a deferred tax asset of $225.0 associated with this charge. See
Note 2 of Notes to Consolidated Financial Statements for a discussion of this matter.

<F2>  Earnings are inadequate to cover fixed charges.  The amount of the coverage deficiency for the year ended December 31, 1993 was $424.7.

<F3>  Includes pretax charges related to breast implants and special items of $109.0 ($71.9 net of income tax benefit); see Notes 2 and 3 of Notes to Consolidated Financial Statements for a discussion of these matters. Also in 1992, the Company adopted Statements of Financial Accounting Standards No. 106 and 109, which changed its methods of accounting for postretirement benefits other than pensions and deferred income taxes. The cumulative effect of these changes as of January 1, 1992 reduced net income by $100.4 in 1992. The effect of adopting these new rules also reduced pretax earnings by $17.4 ($11.5 net of income tax benefit) in 1992 by increasing the recorded costs of retiree health care and life insurance benefits.

<F4>  Includes pretax charges related to breast implants and special items of $54.0 ($35.6 net of income tax benefit); see Notes 2 and 3 of Notes to Consolidated Financial Statements for a discussion of these matters. Also in 1991, the Company changed its method of applying fixed costs to inventory. The cumulative effect of the change increased net income by $16.3 in 1991. Except for the cumulative effect, the change did not have a material effect on operating results for the periods presented.

<F5>  Per share information is based upon 2,500,000 shares
outstanding for all periods presented.

     The Selected Financial Data should be read in conjunction with the consolidated financial statements and accompanying notes.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS
- ----------------------------------------

               (all amounts in millions of dollars)

Results of Operations
- ---------------------

                      1993 Compared to 1992
                      ---------------------

     1993 net sales increased $88.0 or 4.5% over levels reported for 1992. The increase for 1993 was principally attributable to higher sales volumes, particularly in Asia, offset slightly by lower selling prices, and unfavorable currency effects in Europe.

     Manufacturing cost of sales, as a percent of net sales, was relatively unchanged for 1993 as compared to 1992.

     Marketing and administrative expenses, as a percent of net sales, were 19.8% in 1993 compared to 21.0% in 1992. This decrease is attributable to lower freight costs, commissions and allowances.

     Implant costs of $640.0 in 1993 and $69.0 in 1992 represent provisions for costs associated with breast implant litigation, claims and related matters, as further described in Note 2 of Notes to Consolidated Financial Statements. These costs were reported separately to better identify the Company's profitability from ongoing operations and the financial impact resulting from breast implant litigation.

     Special items of $40.0 in 1992 relate to provisions for restructuring activities, consisting largely of costs associated with the cessation of manufacturing activities at a subsidiary in Brazil and costs involved in global expense reduction, including elimination of low-priority activities, redeployment of people and reduction in the value of affected facilities.

     The Company incurred an operating loss in 1993 of $404.1, compared to operating income of $93.1 in 1992. Operating results in both years have been negatively impacted by breast implant related charges of $640.0 in 1993 and $69.0 in 1992. Operating results were also negatively impacted in 1992 due to special items of $40.0 described above.

     Other income was $15.4 in 1993 compared to other expense of $20.6 in 1992. As a result of the turmoil in European financial markets in September 1992, the Company incurred losses in 1992 related to positions taken in several financial instruments. These losses were generated as the market values of these instruments were sensitive to movements in cross-currency exchange rates and interest rates in certain foreign markets. During September 1992, the Company offset these positions and reduced its exposure to the effects of further instability in the European markets.

     Implant costs of $640.0 described above were offset by a related tax benefit of $225.0. Excluding the impact of this charge and the related tax benefit, the effective tax rate was 34.0% in 1993 compared to 20.2% in 1992. The higher effective rate in 1993 is due to lower foreign tax credits.

     During 1992, the Company adopted Statements of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and No. 109, Accounting for Income Taxes. The impact of these changes, as further explained in Notes 11 and 13 of Notes to Consolidated Financial Statements, reduced 1992 net income by $111.9, $100.4 of which represented the cumulative effect of these changes for years prior to 1992.

                      1992 Compared to 1991
                      ---------------------

     1992 net sales increased $110.3 or 6.0% over levels reported for 1991. The increase for 1992 was principally attributable to higher sales volumes. The effects of currencies strengthening in Europe and Asia have also contributed to this increase. Weak economic conditions in most industrialized countries were the major reasons for low volume growth in 1992. Economic conditions and competitive pressures limited opportunities for price improvements and selling prices were lower in 1992 than in 1991.

     Manufacturing cost of sales, as a percent of net sales, was 68.7% in 1992 compared to 64.8% for 1991. These increases, in large part, reflect the effects of lower selling prices on products sold and growth in employee costs, the latter partially attributable to effects related to the adoption of Statement of Financial Accounting Standards No. 106 and to increases in staffing levels associated with the operation of new facilities. For 1992, manufacturing costs were also unfavorably affected by higher purchased material costs, faster sales growth in lower margin products and higher depreciation charges.

     Marketing and administrative expenses, as a percent of net sales, were relatively unchanged for 1992 as compared to 1991.

     Implant costs of $69.0 in 1992 and $25.0 in 1991 represent provisions for costs associated with discontinued breast implant products, as further described in Note 2 of Notes to Consolidated Financial Statements. These costs were reported separately to better identify the financial impact of the breast implant controversy and the Company's profitability from ongoing operations.

     Special items of $40.0 in 1992 relate to provisions for restructuring activities, consisting largely of costs associated with the cessation of manufacturing activities at a subsidiary in Brazil and costs involved in global expense reduction, including elimination of low-priority activities, redeployment of people and reduction in the value of affected facilities. Special items of $29.0 in 1991 represent provisions for costs of certain legal contract disputes and recognition of partial impairment in the value of certain foreign assets.

     Operating income for 1992 was down $105.5 or 53.1% from prior year levels. Results have been negatively impacted by charges relating to the breast implant controversy and restructuring activities, weak economic conditions, competitive pricing pressure and expense growth.

     Other expense for 1992 increased significantly from levels for 1991. As a result of the turmoil in European financial markets in September 1992, the Company incurred losses related to positions taken in several financial instruments. These losses were generated as the market values of these instruments were sensitive to movements in cross-currency exchange rates and interest rates in certain foreign markets. During September 1992, the Company offset these positions and reduced its exposure to the effects of further instability in the European markets. The Company's use of interest and currency rate derivatives is described in Note 10 of Notes to Consolidated Financial Statements. Interest income was also down slightly from 1991 reflecting lower average invested cash balances and lower interest rates.

     The effective tax rate in 1992 was 20.2%, compared to 27.9% for 1991. The lower effective rate in 1992 was due to higher levels of foreign tax credit utilization.

     During 1992, the Company elected to adopt Statements of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and No. 109, Accounting for Income Taxes. The impact of these changes, as further explained in Notes 11 and 13 of Notes to Consolidated Financial Statements, reduced 1992 net income by $111.9, $100.4 of which represented the cumulative effect of these changes for years prior to 1992.

Credit Availability
- -------------------

     During 1993, the Company terminated a revolving credit agreement which was in place at December 31, 1992, and replaced it with a revolving credit agreement with 16 domestic and foreign banks which provides for borrowings on a revolving credit basis until November, 1997 of up to $400.0. At December 31, 1993, there was $150.0 outstanding under this facility. Availability of credit under this facility may be affected by certain debt restrictions and provisions as described in Note 8 of Notes to Consolidated Financial Statements.

     Additionally, the Company has agreements in place whereby it may sell on an ongoing basis fractional ownership interests in a designated pool of U.S. trade receivables, with limited recourse, in amounts up to $65.0. As of December 31, 1993, the Company had no amounts outstanding under these agreements. Under other agreements, $63.2 of foreign trade receivables had been sold and remained uncollected at December 31, 1993.

     The Company also has agreements with several banks whereby it may borrow up to $269.5 under short-term lines of credit. The
Company pays a fixed service fee for certain of these facilities in lieu of any compensating cash balances. Included in short-term borrowings are amounts outstanding under these facilities at December 31, 1993, of $83.7.

     The Company has registered with the Securities and Exchange Commission $400.0 of debt securities. As of December 31, 1993, $275.0 of these registered securities had been designated to medium-term note programs with $100.0 issued, and $125.0 had been issued in debentures.

     During 1993, the Company obtained long-term financing totalling $58.8 ($28.6 of which is denominated in foreign currencies) bearing interest at rates ranging from 4.1% to 11.5% at December 31, 1993 and with maturities ranging from two to five years.

     Management believes that, in light of the Company's positive operating cash flow, the credit facilities currently in place are adequate to meet the short-term financing needs of the Company. Management also believes that the Company will generate the financial liquidity required to meet ongoing operational needs and to participate in the breast implant litigation settlement currently being negotiated (as described in Note 2 of Notes to Consolidated Financial Statements). This belief is based on, among other things, management's estimate of future operational cash flows, its assessment that recovery of substantial amounts of settlement obligations from its insurance carriers is probable, and its evaluation of current financing arrangements.

Inflation
- ---------

     The impact of inflation on the Company's financial position and results of operations has been minimal. The Company expects that future impacts of inflation will be offset by increased prices and productivity gains.

Contingencies
- -------------

     For information regarding contingencies, including a discussion of breast implant litigation and the Company's environmental liabilities, see Note 2 of Notes to Consolidated
Financial Statements.

Management Changes
- ------------------

     On June 25, 1993, the Company's Board of Directors elected Richard A. Hazleton, President of the Company, to the additional position of Chief Executive Officer. Keith R. McKennon, formerly Chief Executive Officer, continues as the Chairman of the Board of Directors.

     On December 10, 1993, the Company's Board of Directors elected John W. Churchfield, formerly the Assistant Chief Financial Officer, to the position of Vice President for Planning and Finance and Chief Financial Officer. Edward Steinhoff, formerly Vice President for Finance and Chief Financial Officer, announced in early 1993 his intention to retire and retired December 31, 1993.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

     See the "Index to Financial Statements" which is located in the section entitled "Financial Statements for the Year Ended
December 31, 1993" included in this report, as well as the "Report of Independent Accountants."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
- ---------------------------------------------------------

      None.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

     Item omitted in accordance with provisions of General
Instruction J of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

     Item omitted in accordance with provisions of General
Instruction J of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
- -------------------------------------------------------------

     Item omitted in accordance with provisions of General
Instruction J of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

     Item omitted in accordance with provisions of General
Instruction J of Form 10-K.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K
- -----------------------------------------------------------------

     Documents filed as part of Form 10-K for the year ended
December 31, 1993 are as follows:

     (a)   Financial Statements and Financial Statement
Schedules:

           See the "Index to Financial Statements" which is located in the section entitled "Financial Statements for the Year Ended December 31, 1993" included in this report, as well as the "Report of Independent Accountants."

     (b)   Reports on Form 8-K:

           A report on Form 8-K dated January 14, 1994, was filed in connection with a special charge to reflect the Company's best estimate of the costs of resolving breast implant litigation and related matters.

     (c)   Exhibits:

           See the "Exhibit Index" which is located on page 52.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  DOW CORNING CORPORATION

    Date  January 28, 1994          By   R. A. Hazleton
          ----------------               ------------------------
                                         R. A. Hazleton
                                         President and Chief
                                         Executive Officer

    Date  January 28, 1994          By   J. W. Churchfield
          ----------------               ------------------------
                                         J. W. Churchfield
                                         Vice President for
                                         Planning and Finance and
                                         Chief Financial Officer

    Date  January 28, 1994          By   G. P. Callaghan
          ----------------               ------------------------
                                         G. P. Callaghan
                                         Corporate Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (a majority of the Board of Directors) on behalf of the registrant and in the capacities and on the dates indicated.

    Date  January 28, 1994          By   G. E. Anderson
          ----------------               ------------------------
                                         G. E. Anderson
                                         Director, Dow Corning
                                         Corporation

    Date  January 28, 1994          By   V. C. Campbell
          ----------------               ------------------------
                                         V. C. Campbell
                                         Director, Dow Corning
                                         Corporation


    Date  January 28, 1994          By   D. A. Duke
          ----------------               ------------------------
                                         D. A. Duke
                                         Director, Dow Corning
                                         Corporation

    Date  January 28, 1994          By   E. C. Falla
          ----------------               ------------------------
                                         E. C. Falla
                                         Director, Dow Corning
                                         Corporation

    Date  January 28, 1994          By   R. A. Hazleton
          ----------------               ------------------------
                                         R. A. Hazleton
                                         Director, Dow Corning
                                         Corporation

    Date  January 28, 1994          By   K. R. McKennon
          ----------------               ------------------------
                                         K. R. McKennon
                                         Director, Dow Corning
                                         Corporation

    Date  January 28, 1994          By   L. A. Reed
          ----------------               ------------------------
                                         L. A. Reed
                                         Director, Dow Corning
                                         Corporation

    Date  January 28, 1994          By   D. R. Weyenberg
          ----------------               ------------------------
                                         D. R. Weyenberg
                                         Director, Dow Corning
                                         Corporation

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549





                           FORM 10-K

                        FOR CORPORATIONS






                      FINANCIAL STATEMENTS

              FOR THE YEAR ENDED DECEMBER 31, 1993





                     DOW CORNING CORPORATION

                  MIDLAND, MICHIGAN  48686-0994

            STATEMENT OF MANAGEMENT RESPONSIBILITY FOR
            ------------------------------------------
                       FINANCIAL STATEMENTS
                       --------------------

     The management of Dow Corning Corporation is responsible for the preparation, presentation and integrity of the consolidated financial statements and other information included in this annual report on Form 10-K. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and necessarily include amounts based on management's best estimates and judgments.

     In meeting its responsibility for the reliability of these financial statements, Dow Corning maintains comprehensive systems of internal accounting control. These systems are designed to provide reasonable assurance at reasonable cost that corporate assets are protected against loss or unauthorized use and that transactions and events are properly recorded. Such systems are reinforced by written policies, selection and training of competent financial personnel, appropriate division of responsibilities and a program of internal audits.

     The financial statements have been audited by our independent accountants, Price Waterhouse. Their responsibility is to express an independent professional opinion with respect to the consolidated financial statements on the basis of an audit conducted in accordance with generally accepted auditing standards. In addition to the audit performed by the independent accountants, Dow Corning maintains a professional staff of internal auditors whose audit coverage is coordinated with that of the independent accountants.

     The Board of Directors, through its Audit Committee, is responsible for reviewing and monitoring Dow Corning's financial reporting and accounting practices and recommending annually the appointment of the independent accountants. The Committee, composed of nonmanagement directors, meets periodically with management, the internal auditors and the independent accountants to review and assess the activities of each. Both the independent accountants and the internal auditors meet with the Committee, without management present, to review the results of their audits and their assessment of the adequacy of the system of internal accounting controls and the quality of financial reporting.

January 20, 1994



R. A. Hazleton                        J. W. Churchfield

- -------------------------             ---------------------------
R. A. Hazleton                        J. W. Churchfield
President and                         Vice President for
Chief Executive Officer               Planning and Finance
                                      and Chief Financial Officer

                 Suite 3900                Telephone 313 259 0500
                 200 Renaissance Center
                 Detroit, MI  48243

Price Waterhouse

Report of Independent Accountants

January 20, 1994

To the Stockholders and
Board of Directors of
Dow Corning Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dow Corning Corporation and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the financial statements, the Company is involved in product liability litigation and claims related to breast implants for which it is seeking payment from insurance carriers. The Company has recorded an estimated liability and insurance receivable for these matters based upon all currently available information. As additional facts and circumstances develop in the future, it may be necessary for the Company to revise these estimates.

As discussed in Note 6 to the financial statements, the Company changed its method of applying fixed costs to inventory in 1991. In 1992, the Company changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106 as discussed in Note 11 and its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109 as discussed in Note 13.

Price Waterhouse

                 (THIS PAGE INTENTIONALLY BLANK)

                     DOW CORNING CORPORATION
                     -----------------------
                  INDEX TO FINANCIAL STATEMENTS
                  -----------------------------

                                                            Page
                                                            ----

Consolidated balance sheets at December 31, 1993 and 1992    23

Consolidated statements of operations and retained
 earnings for the years ended December 31, 1993, 1992
 and 1991                                                    25

Consolidated statements of cash flow for the years ended
  December 31, 1993, 1992 and 1991                           26

Notes to consolidated financial statements                   28

Supplementary Data - for the years ended December 31,
 1993 and 1992:

       Quarterly financial information                       46

Financial Statement Schedules for the years ended
 December 31, 1993, 1992 and 1991:

       V -   Property, plant and equipment                   47

      VI -   Accumulated depreciation and amortization of
              property, plant and equipment                  48

    VIII -   Valuation and qualifying accounts and reserves  49

      IX -   Short-term borrowings                           50


       X -   Supplementary income statement information      51

     All other supplementary data and financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the accompanying notes.

                     DOW CORNING CORPORATION
                     -----------------------
                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
                    (in millions of dollars)

                             ASSETS
                             ------

                                                December 31,
                                            --------------------
                                              1993        1992
                                            --------    --------
CURRENT ASSETS:
    Cash and cash equivalents               $  263.0    $    8.4
                                            --------    --------

    Short-term investments                       0.9         -
                                            --------    --------

    Accounts and notes receivable -
      Trade (less allowance for doubtful
       accounts of $8.4 in 1993 and 1992)      318.5       285.9
      Other receivables                         54.5        53.0
                                            --------    --------
                                               373.0       338.9
                                            --------    --------

    Inventories                                285.6       356.1
                                            --------    --------

    Other current assets -
      Deferred income taxes                    118.4        90.5
      Other                                     28.3        33.8
                                            --------    --------
                                               146.7       124.3
                                            --------    --------

                Total current assets         1,069.2       827.7
                                            --------    --------

PROPERTY, PLANT AND EQUIPMENT:
    Land and land improvements                 130.9       119.3
    Buildings                                  436.0       413.1
    Machinery and equipment                  2,011.3     1,906.5
    Construction-in-progress                   132.5       148.9
                                            --------    --------
                                             2,710.7     2,587.8
    Less - Accumulated depreciation         (1,544.6)   (1,396.5)
                                            --------    --------
                                             1,166.1     1,191.3
                                            --------    --------

OTHER ASSETS:
    Implant insurance receivable               663.7         -
    Deferred income taxes                      229.6        31.8
    Other                                      133.7       139.9
                                            --------    --------
                                             1,027.0       171.7
                                            --------    --------

                                            $3,262.3    $2,190.7
                                            ========    ========

     The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     DOW CORNING CORPORATION
                     -----------------------
                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
            (in millions of dollars except share data)

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

                                                December 31,
                                            --------------------
                                              1993        1992
                                            --------    --------

CURRENT LIABILITIES:
   Notes payable                            $  233.7    $  160.0
   Current portion of long-term debt            33.5        37.7
   Trade accounts payable                      147.1       124.7
   Income taxes payable                         18.6        41.1
   Accrued payrolls and employee benefits       60.4        54.6
   Accrued taxes, other than income taxes       19.6        17.2
   Implant reserve                             158.7        46.2
   Other current liabilities                    99.0        87.4
                                            --------    --------

           Total current liabilities           770.6       568.9
                                            --------    --------

LONG-TERM DEBT                                 314.7       298.0
                                            --------    --------

OTHER LONG-TERM LIABILITIES:
   Implant reserve                           1,100.0         -
   Deferred income taxes                        14.6         0.2
   Other                                       311.2       306.3
                                            --------    --------

                                             1,425.8       306.5
                                            --------    --------

CONTINGENT LIABILITIES (NOTE 2)


MINORITY INTEREST IN CONSOLIDATED
 SUBSIDIARIES                                  102.8        85.2
                                            --------    --------

STOCKHOLDERS' EQUITY:
   Common stock, $5 par value - 2,500,000
    shares authorized and outstanding           12.5        12.5
   Retained earnings                           604.3       891.3
   Cumulative translation adjustment            31.6        28.3
                                            --------    --------

           Stockholders' equity                648.4       932.1
                                            --------    --------

                                            $3,262.3    $2,190.7
                                            ========    ========

     The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                  DOW CORNING CORPORATION
                                  -----------------------
                CONSOLIDATED STATEMENTS OF OPERATIONS AND
                -----------------------------------------
RETAINED EARNINGS
- -----------------
                        (in millions of dollars except share
data)

                                                             Year
ended December 31,

- --------------------------------
                                                           1993

    1992        1991
                                                         --------

  --------    --------


NET SALES                                                $2,043.7

  $1,955.7    $1,845.4

OPERATING COSTS AND EXPENSES:
  Manufacturing cost of sales                             1,403.9

   1,343.2     1,195.5
  Marketing and administrative expenses                     403.9

     410.4       397.3
  Implant costs                                             640.0

      69.0        25.0
  Special items                                               -

      40.0        29.0
                                                         --------

   -------    --------

                                                          2,447.8

   1,862.6     1,646.8
                                                         --------

   -------    --------

OPERATING INCOME (LOSS)
(404.1)       93.1       198.6

OTHER INCOME (EXPENSE):
  Interest income, currency gains (losses) and other, net    15.4

     (20.6)       31.9
  Interest expense
(33.3)      (22.5)      (21.5)
                                                         --------

   -------    --------

INCOME (LOSS) BEFORE INCOME TAXES
(422.0)       50.0       209.0
Income tax provision (benefit)
(150.9)       10.1        58.3
Minority interests' share in income                          15.9

      11.5        14.1
                                                         --------

   -------    --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECTS OF
  CHANGES IN ACCOUNTING PRINCIPLES (1993 - $(114.80)
   per share; 1992 - $11.36 per share; 1991 - $54.64 per
   share)
(287.0)       28.4       136.6

  Cumulative effect of adopting Statement of Financial
   Accounting Standards No. 106 - Employers' Accounting
   for Postretirement Benefits Other Than Pensions, net
   of applicable income taxes ($(46.72) per share)            -

    (116.8)        -

  Cumulative effect of adopting Statement of Financial
   Accounting Standards No. 109 - Accounting for Income
   Taxes ($6.56 per share)                                    -

      16.4         -

  Cumulative effect of a change in accounting for fixed
   costs recorded in inventory, net of applicable income
   taxes ($6.52 per share)                                    -

       -          16.3
                                                         --------

   -------    --------

NET INCOME (LOSS) (1993 - $(114.80) per share; 1992 -
  $(28.80) per share; 1991 - $61.16 per share)
(287.0)      (72.0)      152.9

Retained earnings at beginning of year                      891.3

   1,028.8       953.4

Cash dividends (1992 - $26.20 per share;  1991 -
  $31.00 per share)                                           -

     (65.5)      (77.5)
                                                         --------

   -------    --------

Retained earnings at end of year                         $  604.3

   $  891.3   $1,028.8
                                                         ========

   ========   ========

     The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                  DOW CORNING CORPORATION
                                  -----------------------
                            CONSOLIDATED STATEMENTS OF CASH FLOW
                            ------------------------------------
                                  (in millions of dollars)
                                                             Year
ended December 31,

- --------------------------------
                                                           1993

    1992        1991
                                                         --------

  --------    --------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Income (loss) before cumulative effects of changes
      in accounting principles                           $(287.0)

   $ 28.4       $136.6
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities -
        Depreciation and amortization                      197.1

    190.6        171.5
        Deferred income taxes                             (211.5)

    (40.7)       (38.7)
        Minority interests                                   8.2

      5.7         10.4
        Non-cash portion of implant charges                548.8

     21.2         25.0
        Special items                                        -

     40.0         29.0
        Postretirement health care and life insurance       (3.8)

     17.4          -
        Other                                               14.1

     (5.9)        (6.2)
   Changes in assets and liabilities -
        Accounts and notes receivable                      (44.8)

     (7.5)        (0.8)
        Inventories                                         44.0

     14.8        (38.3)
        Accounts payable                                    18.3

    (10.3)        13.4
        Income taxes payable                               (24.7)

     11.2          2.1
        Other current liabilities                           19.2

     (8.4)         8.5
                                                         -------

   ------       ------

          Cash provided by operating activities            277.9

    256.5        312.5
                                                         -------

   ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                   (182.3)

   (214.6)      (224.8)
   Proceeds from sale of assets                             66.3

      -            -
   Business acquisitions, net of cash acquired               -

    (29.8)        (3.1)
   Other                                                     9.6

     (5.1)        (3.0)
                                                         -------

   ------       ------

        Cash used for investing activities                (106.4)

   (249.5)      (230.9)
                                                         -------

   ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings                                     58.8

     82.5         55.5
   Payments on long-term debt                              (49.9)

    (81.9)       (14.0)
   Payments on revolving credit agreement                 (100.0)

      -            -
   Proceeds from revolving credit agreement                150.0

    100.0          -
   Net change in other short-term borrowings                25.0

    (41.7)       (46.6)
   Dividends paid to stockholders                            -

    (65.5)       (77.5)
                                                         -------

   ------       ------

        Cash provided by (used for) financing activities    83.9

     (6.6)       (82.6)
                                                         -------

   ------       ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (0.8)

      0.1         (0.2)
                                                         -------

   ------       ------

CHANGES IN CASH AND CASH EQUIVALENTS:
   Net increase (decrease) in cash and cash equivalents    254.6

      0.5         (1.2)
   Cash and cash equivalents at beginning of year            8.4

      7.9          9.1
                                                         -------

   ------       ------

   Cash and cash equivalents at end of year              $ 263.0

   $  8.4       $  7.9
                                                         =======

   ======       ======

     The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 (THIS PAGE INTENTIONALLY BLANK)

                     DOW CORNING CORPORATION
                     -----------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------
            (in millions of dollars except where noted)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------

Principles of Consolidation
- ---------------------------

     The accompanying consolidated financial statements include the accounts of Dow Corning Corporation and all of its wholly-owned and majority-owned domestic and foreign subsidiaries (the Company). The Company's interests in 20% to 50% owned affiliates are carried on the equity basis and are included in other assets. Intercompany transactions and balances have been eliminated in consolidation.

Cash Equivalents and Short-Term Investments
- -------------------------------------------

     Cash equivalents include all highly liquid investments purchased with an original maturity of ninety days or less. All other temporary investments are classified as short-term investments. The carrying amounts for cash equivalents and short-term investments approximate their fair values.

     The Company enters into agreements to purchase and resell securities. As of December 31, 1993, there was approximately $243.1 outstanding under these agreements. Of this amount, $208.1 had been purchased from Merrill Lynch Mortgage Capital, Inc. with a weighted average maturity of twelve days, and $35.0 had been purchased from Lehman Commercial Paper, Inc. with a weighted average maturity of eight days. Securities purchased under agreements to resell are included in cash and cash equivalents in the accompanying balance sheet.

Inventories
- -----------

     Inventories are stated at the lower of cost or market. The cost of the majority of inventories is determined using the last-in, first-out (LIFO) method and the remainder is valued using the first-in, first-out (FIFO) method.

Property and Depreciation
- -------------------------

     Property, plant and equipment are carried at cost and are depreciated principally using accelerated methods over estimated useful lives ranging from 10 to 20 years for land improvements, 10 to 45 years for buildings and 3 to 20 years for machinery and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income.

     Expenditures for maintenance and repairs are charged against income as incurred. Expenditures which significantly increase asset value or extend useful asset lives are capitalized.

     The Company follows the policy of capitalizing interest as a component of the cost of capital assets constructed for its own use. Interest capitalized was $12.0 in 1993, $11.8 in 1992, and $11.8 in 1991.

- ---------------------------------------------------

Intangibles
- -----------

     Other assets include $27.0 and $32.7 of intangible assets at December 31, 1993 and 1992, respectively, representing the excess of cost over net assets of businesses acquired. These intangible assets are being amortized on a straight-line basis over 10 years. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives.

Deferred Investment Grants
- --------------------------

     Included in other long-term liabilities are deferred investment incentives (grants) which the Company has received related to certain capital expansion projects in Belgium, Canada and the United Kingdom. Such grants are deferred and recognized in income over the service lives of the related assets. At December 31, 1993 and 1992, gross deferred investment incentives were $84.6 and $90.7 with related accumulated amortization of $62.8 and $60.8, respectively.

Income Taxes
- ------------

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, effective on January 1, 1992. SFAS 109 requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Research and Development Costs
- ------------------------------

     Research and development costs are charged to operations when incurred and are included in manufacturing cost of sales.
These costs totalled $163.9 in 1993, $161.2 in 1992, and $148.7 in 1991.

Currency Translation
- --------------------

     Assets and liabilities of certain foreign subsidiaries are translated into U.S. dollars at end-of-period exchange rates; translation gains and losses, hedging activity and related tax effects from these subsidiaries are reported as a separate component of stockholders' equity. Assets and liabilities of other foreign subsidiaries are remeasured into U.S. dollars using end-of-period and historical exchange rates; remeasurement gains and losses, hedging activity and related tax effects for these subsidiaries are recognized in the statement of operations. Revenues and expenses for all foreign subsidiaries are translated at average exchange rates during the period. Foreign currency transaction gains and losses are included in current earnings.

- ---------------------------------------------------

Interest and Currency Rate Derivatives
- --------------------------------------

     The Company enters into a variety of interest rate and currency swaps, interest rate caps and floors, options and forward exchange contracts in its management of interest rate and foreign currency exposures. The differential to be paid or received on interest rate swaps, including interest rate elements in combined currency and interest rate swaps, interest rate caps and floors is recognized over the life of the agreements as an adjustment to interest expense. Gains and losses on terminated interest rate instruments that were entered into for the purpose of changing the nature of underlying debt obligations are deferred and amortized to income as an adjustment to interest expense. Currency option premiums are amortized over the option period. Gains and losses on purchased currency options that are designated and effective as hedges are deferred and recognized in income in the same period as the hedged transaction. Realized and unrealized gains and losses on currency swaps, including currency elements in combined currency and interest rate swaps, and forward exchange contracts are recognized currently in other income and expense, or, if such contracts are effective as net investment hedges, in stockholders' equity.

New Accounting Standards
- ------------------------

     In November 1992, Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Post-employment Benefits" was issued. The Company will be required to adopt this new method of accounting for benefits paid to former or inactive employees after employment but before retirement no later than 1994. This new standard requires, among other things, that the expected costs of these benefits be recognized when they are earned or become payable when certain conditions are met rather than the current method which recognizes these costs when they are paid. The Company does not expect this standard to materially impact its financial condition or results of operations when it is adopted in 1994.

Reclassifications
- -----------------

     Certain reclassifications of prior year amounts have been made to conform to the presentation adopted in 1993.

NOTE 2 - CONTINGENCIES
- ----------------------

Breast Implant Business
- -----------------------

     Prior to January 6, 1992, the Company, directly and through its wholly-owned subsidiary, Dow Corning Wright Corporation, was engaged in the manufacture and sale of silicone gel breast implants. As part of a review process initiated in 1991 by the United States Food and Drug Administration (FDA) of Premarket Approval Applications (PMAA) for silicone gel breast implants, on January 6, 1992, the FDA asked breast implant producers and medical practitioners to voluntarily halt the sale and use of silicone gel breast implants pending further review of the safety and effectiveness of such devices, and the Company complied with the FDA's request and suspended shipments of implants. Subsequently, the Company announced that it would not resume the production or sale of silicone gel breast implants and that it would withdraw its PMAA for silicone gel breast implants from consideration by the FDA. The Company also commenced a program to provide up to $1,200 (in whole dollars) per patient to support medical costs of removing the Company's silicone gel breast implants from women who have a documented medical need to have their implants removed and who cannot afford the procedure. As of January 20, 1994, approximately 2,800 women have made use of this program.

- ----------------------

     Since late 1991, there has been considerable publicity associated with the breast implant controversy, and the Company experienced a substantial increase in the number of lawsuits against the Company relating to breast implants. As of January 20, 1994, the Company has been named, often together with other defendants, in approximately 11,800 pending breast implant products liability lawsuits filed by or on behalf of individuals who claim to have or have had silicone gel breast implants. Many of these cases involve multiple plaintiffs. In addition, there were 41 purported breast implant products liability class action lawsuits which had been filed against the Company as of January 20, 1994. It is anticipated that the Company will be named as a defendant in additional breast implant lawsuits in the future. The typical alleged factual bases for these lawsuits include allegations that the plaintiffs' breast implants caused specified ailments, including, among other things, autoimmune disease, scleroderma, systemic disorders, joint swelling and chronic fatigue. The Company is sometimes named as the manufacturer of silicone gel breast implants, and other times the Company is named as the supplier of silicone raw materials to other breast implant manufacturers. Although there are similarities among the cases, there are also differences which can significantly affect the cost of defending and disposing of each case, and many cases are at such a preliminary stage that the Company has not yet been able to obtain information relevant to the evaluation of each case. For these reasons, the amounts involved in prior dispositions of breast implant cases are not necessarily indicative of the amounts that may be required to dispose of such cases in the future. The Company is vigorously defending this litigation asserting, among other defenses, that there is no causal connection between silicone breast implants and the ailments alleged by the plaintiffs in these cases.

     During 1992 and 1993, consolidation of a substantial number of breast implant lawsuits for pretrial purposes occurred in federal court (U.S. District Court for the Northern District of Alabama) and various state courts where a substantial number of breast implant lawsuits have been filed. As of December 31, 1993, substantially more than half of all breast implant cases have been consolidated for pretrial purposes at the federal and state levels. Discovery is proceeding under the supervision of the courts. The Company anticipates that current and future breast implant lawsuit consolidations will result in a reduction of per case litigation defense costs.

     On September 9, 1993, the Company announced that representatives of plaintiffs and defendants involved with silicone breast implant litigation have developed a "Statement of Principles for Global Resolution of Breast Implant Claims" (the "Statement of Principles"). The Statement of Principles summarizes a proposed claims based structured resolution of claims arising out of breast implants which have been or could be asserted against various implant manufacturers, suppliers, physicians and hospitals (the "Proposed Settlement").

     The Statement of Principles does not constitute an agreement and a number of issues remain to be resolved before a tentative settlement agreement can be reached. A number of specifics of settlement concepts contained in the Statement of Principles continue to be undefined and many uncertainties remain. Various steps must be completed before a settlement can be implemented, including review and support of the Proposed Settlement by the boards of directors, managements and insurance carriers of Funding Participants (as defined below) and review and acceptance of the Proposed Settlement by breast implant plaintiffs and their counsel. In addition, a court supervised fairness review process of the Proposed Settlement must be completed before a final agreement can be implemented. The timetable for the completion of this process is currently undetermined. Once a final agreement is approved by the court, claims can then be validated and administered.

- ----------------------

     Under the Proposed Settlement, if implemented, industry participants (the "Funding Participants") would contribute up to $4.75 billion over a period of thirty years to establish several special purpose funds. The specific participants and their respective contributions to this fund are currently under negotiation. The Proposed Settlement, if implemented, would be a claims based structured resolution of claims arising out of silicone breast implants, and would define the circumstances under which payments from the funds would be made. The Proposed Settlement includes provisions for (a) class membership and the ability of plaintiffs to opt out of the class, (b) the establishment of defined funds for medical diagnostic/evaluation procedures, explantation, ruptures, compensation for specific diseases and administration, (c) payment terms and timing and (d) claims administration. The Proposed Settlement defines periods during which breast implant plaintiffs may elect not to settle their claims by way of the Proposed Settlement and continue their individual breast implant litigation against manufacturers and other defendants (the "Opt Out Plaintiffs"). In certain circumstances, if any defendant who is a Funding Participant considers the number of Opt Out Plaintiffs maintaining lawsuits against such defendant to be excessive, such defendant may decide to exercise the option to withdraw from participation in the Proposed Settlement.

     Management believes that a settlement incorporating concepts underlying the Statement of Principles would be a responsible and cost efficient approach to resolving breast implant litigation against the Company. Management continues to evaluate the Proposed Settlement in that light and believes that it would be viable if, among other things, (a) an acceptable agreement as to allocation of liability under the Proposed Settlement among Funding Participants can be reached, (b) adequate insurance support is provided to Funding Participants by their insurance carriers and (c) substantially all plaintiffs participate in the settlement.

     The Company continues to negotiate with other potential parties to the Proposed Settlement to reach a tentative settlement agreement similar in concept to the Statement of Principles. Since the announcement of the Statement of Principles, the Company has participated in negotiations with other key Funding Participants to reach an agreement regarding, among other things, the respective contribution of each of these Funding Participants to the settlement fund. These negotiations are currently ongoing and have progressed to a point where the Company believes it has sufficient information to estimate its potential liability for breast implant litigation.

     Notwithstanding the limited information available regarding most of the claims asserted against the Company and the uncertainties related to the eventual resolution of these claims, the Company has made efforts in the past to reflect anticipated financial consequences to the Company of the breast implant situation. In December 1991, the Company recorded a $25.0 pretax charge associated with the breast implant business to cover implant inventories, dedicated equipment and costs associated with confirming the safety of the product. In the first quarter of 1992, the Company recorded $24.0 of pretax costs related to silicone gel breast implant litigation, claims and related matters. In the second quarter of 1992, the Company recorded a $45.0 pretax charge associated with its discontinued breast implant products. This charge represented management's best estimate at the time of future costs for ongoing research associated with breast implants; continued communication with patients, the medical community and other interested parties; the retrieval of breast implant inventories from the Company's medical customers; and various legal defense matters.

- ----------------------

     Based on information developed in settlement negotiations, on January 14, 1994, the Company announced a pretax charge of $640.0 for the fourth quarter of 1993. This charge included the Company's best current estimate of its potential liability for breast implant litigation based on current settlement negotiations, and also included provisions for legal, administrative, and research costs related to breast implants, for a total of $1.24 billion, less expected insurance recoveries of $600.0. The amounts recorded by the Company for the estimated cost of settling breast implant litigation and claims and anticipated insurance reimbursements were determined on a present-value basis using a discount rate of 7.0% over a period of more than 30 years. The estimated liability of $1.24 billion as described above is approximately $2.3 billion on an undiscounted basis. The expected insurance recovery of $600.0 as described above is approximately $1.2 billion on an undiscounted basis.

     The estimated liability of $1.24 billion described above has been combined with reserves of $18.7 remaining from breast implant related charges recorded prior to 1993. This total liability amount is shown opposite the captions "Implant Reserves" in the accompanying balance sheet. The receivable of $600.0 described above has been combined with a receivable of $63.7 which represents breast implant related payments made prior to December 31, 1993, for which recovery through insurance is anticipated. This receivable is shown opposite the caption "Implant Insurance Receivable" in the accompanying balance sheet.

     The Company believes that a substantial portion of the indemnity, settlement and defense costs related to breast implant lawsuits and claims will be covered by the Company's products liability insurance subject to deductibles, exclusions, retentions and policy limits. The Company's insurers have reserved and may reserve the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach.
Also, a number of the breast implant lawsuits pending against the Company request punitive damages and compensatory damages arising out of alleged intentional torts. Depending on policy language, applicable law and agreements with carriers, any damages which may be awarded pursuant to such lawsuits may or may not be covered, in whole or in part, by insurance.

     As of December 31, 1993, the Company had a substantial amount of unexhausted claims-made insurance coverage with respect to lawsuits and claims commencing 1986 and thereafter. For lawsuits and claims involving implant dates prior to 1986, the Company believes substantial coverage exists under a number of primary and excess occurrence policies having various limits. Because the defense and disposition of particular breast implant lawsuits and claims may be covered, in whole or in part, both by the claims-made coverage issued from and after 1986, and one or more of the occurrence policies issued prior to 1986, determination of aggregate insurance coverage depends on, among other things, how defense and indemnity costs are allocated among the various policy periods.

     Discussions among the Company and its primary insurance carriers have occurred and are continuing with a view toward reaching an agreement as to the allocation of costs of breast implant litigation among the various insurance carriers issuing products liability insurance policies to the Company relative to breast implants and other products. The Company became dissatisfied with the progress being made toward reaching such an agreement. Consequently, the Company commenced a lawsuit against certain of these insurance carriers seeking, among other things, a judicial enforcement of the obligations of the insurance carriers under certain of these insurance policies (for additional information regarding this lawsuit, see Legal Proceedings, Part I, Item 3). Management continues to believe that it is probable that the Company

- ----------------------

will recover from its insurance carriers a substantial amount of breast implant related payments which have been or may be made by the Company. In reaching this belief, the Company has analyzed its insurance policies, considered its history of coverage and insurance reimbursement for these types of claims, and consulted with knowledgeable third parties with significant experience in insurance coverage matters. The amount recorded by the Company as an insurance receivable is substantially less than the amount for which the Company would seek reimbursement if a settlement proceeds.

     Management believes that the Company will generate the financial liquidity required to meet ongoing operational needs and to participate in the settlement currently being negotiated. This belief is based on, among other things, management's estimate of future operational cash flows, its assessment that recovery of substantial amounts of settlement obligations from its insurance carriers is probable, and its evaluation of current financing arrangements.

     The Implant Reserves less the Implant Insurance Receivable reflects management's best current estimate of the cost of ultimate resolution of breast implant litigation. As breast implant litigation settlement negotiations continue, additional circumstances may develop which could affect the reliability and precision of the current estimate. Those circumstances include, among other things, development of additional information regarding the allocation of settlement payments among the Funding Participants, any revisions to the timing of those payments, the number and extent of claims not covered by a settlement, the amount and timing of insurance recoveries and the allocation of insurance payments among the Company's insurance carriers, and the possibility of resolution of the litigation through alternatives to a settlement of the type currently proposed. As additional facts and circumstances develop, the estimate may be revised, or provisions may be necessary to reflect any additional costs of resolving breast implant litigation and claims not covered by a settlement. Future charges resulting from any revisions or provisions, if required, could have a material adverse effect on Dow Corning's financial position or results of operations in the period or periods in which such charges are recorded.

Environmental Matters
- ---------------------

     The Company has been advised by the United States Environmental Protection Agency (EPA) that the Company, together with others, is a Potentially Responsible Party (PRP) with respect to a portion of the cleanup costs and other related matters involving a number of abandoned hazardous waste disposal facilities. Management believes that there are 12 sites at which the Company may have some liability, although management currently expects to settle the Company's liability for a majority of these sites for de minimis amounts. Based upon preliminary estimates by the EPA or the PRP groups formed with respect to these sites, the aggregate liabilities for all PRPs at these sites at which management currently believes the Company may have more than the de minimis liability is $33.0. Management cannot currently estimate the aggregate liability for all PRPs at those sites at which management expects the Company has a de minimis liability.

- ----------------------

     The Company records a charge to earnings for sites when it is probable that a liability has been incurred and the Company's costs can be reasonably estimated. The Company has accrued for its estimated liabilities with respect to these sites; such accrual is substantially less than the estimated aggregate liability for all PRPs at these sites as it reflects the Company's estimated share of total remaining cleanup costs.
While there are a number of uncertainties with respect to the Company's estimate of its ultimate liability for cleanup costs at these sites, it is the opinion of the Company that these matters will not materially adversely affect the Company's consolidated financial position or results of operations. This opinion is based upon the number of identified PRPs at each site, the number of such PRPs that are believed by management to be solvent, and the portion of waste sent to the sites for which management believes the Company might be held responsible based on available records.

Receivables Sold
- ----------------

     The Company has sold certain receivables subject to recourse provisions. The Company has agreements in place whereby it may sell on an ongoing basis fractional ownership interests in a designated pool of U.S. trade receivables, with limited recourse, in amounts up to $65.0. As of December 31, 1993, the Company had no amounts outstanding under these agreements. The amount of receivables sold under these agreements which remained uncollected at December 31, 1992 was $49.0. In addition, another $63.2 and $25.1 of receivables had been sold at December 31, 1993 and 1992, respectively, under other agreements. During 1993 and 1992, net proceeds of approximately $74.7 and $73.5, respectively, were received upon the sale of receivables.

DOW CORNING FIRE STOP(R)
- ------------------------

     In May, 1993, the Company began communicating additional information and test results to the owners of buildings which contain DOW CORNING FIRE STOP(R) Intumescent Wrap Strip 2002, recommending that the owners conduct a review with a qualified Fire Protection Engineer to determine whether remedial action is warranted, including possible replacement of the product due to uncertainty about its ability to perform consistently and predictably over time. DOW CORNING FIRE STOP(R) Intumescent Wrap Strip 2002 is a non-silicone, resin-based fire stop product which was installed in buildings as a passive fire protection product. The Company ceased the sale of this product in 1992. The potential liability associated with replacement of this product cannot be estimated at this time. However, management believes that the ultimate resolution of this issue will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 3 - SPECIAL ITEMS
- ----------------------

     Charges of $40.0 in 1992 relate to provisions for restructuring activities, consisting largely of costs associated with the cessation of manufacturing activities at a subsidiary in Brazil and costs involved in global expense reduction, including elimination of low-priority activities, redeployment of people and reduction in the value of affected facilities. Charges of $29.0 in 1991 represent provisions for costs of certain legal contract disputes and recognition of partial impairment in the value of certain foreign assets.

NOTE 4 - SALE OF ASSETS AND ACQUISITIONS
- ----------------------------------------

     In June 1992, the Company announced its intent to offer for sale its medical device business, which principally included metal orthopedic implant devices and other specialty devices. Subsequent to that decision, management decided to retain most of the specialty device product lines and offer for sale principally the metal orthopedic device business. On July 1, 1993, the Company sold the metal orthopedic device assets for approximately $66.3 in cash. The Company's investment in assets was approximately $70.0, most of which represented current assets. The sale of the metal orthopedic device business did not have a material effect on the Company's consolidated net sales, financial position or results of operations.

     On July 14, 1992, the Company acquired ARA - Werk Kraemer GmbH (ARA), a German supplier of sealants, polyurethane foam products and related application tools. The purchase price included $18.9 of cash and $19.2 in notes to be paid within one year of the acquisition date. The acquisition was accounted for by the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at date of acquisition. The excess of purchase price over estimated fair values of the net assets acquired was $25.6 and has been recorded as goodwill, which will be amortized over 10 years. The operating results of ARA are included in the Company's consolidated results from the acquisition date. Consolidated net sales, net income and related per share amounts for the years ended December 31, 1992 and 1991, respectively, would not have been materially different had this acquisition taken place at the beginning of 1991.

     On November 2, 1992, the Company acquired for $12.8 an additional 40% interest in Lucky-DC Silicone Co., Ltd. (Lucky-DC), a company in which Dow Corning previously had held a 50.0% interest. In addition, under the terms of the agreement with the partner, Lucky Ltd., the Company will acquire for $3.2 the remaining 10% interest by November 1995, subject to the approval by the Government of South Korea. Consolidated net sales, net income and related per share amounts for the years ended December 31, 1992 and 1991, respectively, would not have been materially different had this acquisition taken place at the beginning of 1991.

NOTE 5 - FOREIGN CURRENCY
- -------------------------

     Following is an analysis of the changes in the cumulative translation adjustment:


                                          1993     1992     1991
                                          -----    -----    -----

  Balance, beginning of year              $28.3    $66.2    $32.5

  Translation adjustments and gains
   (losses) from certain hedges and
   intercompany balances                   (0.2)   (37.5)    30.5

  Income tax effect of current year
   activity                                 3.5     (0.4)     3.2
                                          -----    -----    -----

  Balance, end of year                    $31.6    $28.3    $66.2
                                          =====    =====    =====

     Net foreign currency gains (losses) currently recognized in income amounted to $(8.1) in 1993, $(35.2) in 1992, and $11.1 in
1991. In 1991, the Company changed functional currencies of certain subsidiary companies in Europe. This change did not materially impact the Company's consolidated financial position or results of operations.

NOTE 6 - INVENTORIES
- --------------------

     Following is a summary of inventories by costing method at December 31:

                                            1993            1992
                                           ------          ------

  Raw material, work-in-process and
   finished goods:
          Valued at LIFO                   $197.0          $224.9
          Valued at FIFO                     88.6           131.2
                                           ------          ------

                                           $285.6          $356.1
                                           ======          ======

     Under the dollar value LIFO method used by the Company, it is impracticable to separate inventory values by classifications. Inventories valued using LIFO at December 31, 1993 and 1992 are stated at approximately $70.9 and $96.1, respectively, less than they would have been if valued at replacement cost. Reduction in LIFO reserves in 1993 did not have a material impact on results of operations.

     In 1991, the Company changed its method of applying fixed costs to inventory by using actual production volumes as a basis for allocating these costs to inventory rather than practical capacity volumes. Management believes this change will result in a better matching of product costs with related sales in reported operating results. The $16.3 cumulative effect of the change on prior years, net of income taxes of $8.4, is included in net income for 1991. The change also increased inventories, net of an adjustment for LIFO valuation, by $24.7. Except for the cumulative effect, the change did not have a material effect on operating results for the periods presented.

NOTE 7 - INVESTMENTS AND LOANS
- ------------------------------

     At December 31, 1993 and 1992, the carrying amounts for investments of $24.6 and $20.4, respectively, which excludes those investments accounted for on the equity basis, and loans of $10.0 and $15.0, respectively, approximate their fair value.
Fair values are determined based on quoted market prices or, if quoted market prices are not available, on market prices of comparable instruments. Investments and loans are included in short-term investments and other assets in the accompanying consolidated balance sheets.

NOTE 8 - NOTES PAYABLE AND CREDIT FACILITIES
- --------------------------------------------

      Notes payable at December 31 consisted of:

                                                  1993      1992
                                                 ------    ------

       Revolving Credit Agreement                $150.0    $100.0
       Other bank borrowings                       83.7      60.0
                                                 ------    ------

                                                 $233.7    $160.0
                                                 ======    ======

- --------------------------------------------

     During 1993, the Company terminated a revolving credit agreement which was in place at December 31, 1992, and replaced it with a Revolving Credit Agreement with 16 domestic and foreign banks which provides for borrowings on a revolving credit basis until November, 1997, of up to $400.0. The Company also has agreements with several other banks whereby it may borrow up to $269.5 under short-term lines of credit. The Company pays a fixed service fee for certain of these facilities in lieu of any compensating cash balances. Included in other bank borrowings are amounts outstanding under these other facilities at December 31, 1993 and 1992 of $83.7 and $34.4, respectively. The carrying amounts of the Company's short-term borrowings approximate their fair value.

     Various debt agreements, the Revolving Credit Agreement included, contain various debt restrictions and provisions relating to property liens, sale and leaseback transactions, debt to tangible capital ratio, and funds flow. In addition, the Revolving Credit Agreement provides creditors the right, subject to a majority vote, to demand payment in the event that uninsured breast implant litigation expenditures and judgments exceed certain limits. A settlement agreement of the type currently being negotiated (as described in Note 2 of Notes to Consolidated Financial Statements) would likely exceed these limits. At December 31, 1993, the Company was in compliance with all debt restrictions and provisions.

     Under the provisions of the Revolving Credit Agreement, the Company is subject to certain restrictions as to the payment of dividends. The amount of the restriction is based on a formula which considers, among other things, the income before income taxes for the most recent fiscal year. Based on the computation completed for the year ended December 31, 1993, the Company is restricted from issuing dividends in 1994.

NOTE 9 - LONG-TERM DEBT
- -----------------------

      Long-term debt at December 31 consisted of:

                                                  1993      1992
                                                 ------    ------

   9.625% Sinking Fund Debentures due 2005       $  4.8    $  4.8
   9.375% Debentures due 2008                      75.0      75.0
   8.15% Debentures due 2029                       50.0      50.0
   7.61%-9.50% Medium-term Notes due 1994-2001,
       8.68% average rate at December 31, 1993     54.5      80.0
   5.76% Term Loans, maturing serially 1994-1999 32.1 37.2 Variable-rate Notes due 1994-1998,
       5.39% at December 31, 1993                  55.2      35.0
   Variable-rate Note, maturing serially 1997-1999,
       4.1% at December 31, 1993                   20.0       -
   3.58%-6.50% Japanese yen Notes due 1994-1998    33.4      33.2
   Other obligations due 1994-2001                 23.2      20.5
                                                 ------    ------
                                                  348.2     335.7

   Less - Payments due within one year             33.5      37.7
                                                 ------    ------

                                                 $314.7    $298.0
                                                 ======    ======

- -----------------------

     The fair value of the Company's long-term debt was approximately $45.0 higher than book value at December 31, 1993 and $38.0 higher than book value at December 31, 1992. The fair value was based largely on interest rates offered on U.S. Treasury obligations with comparable maturities using discounted cash flow analysis. These rates were not adjusted to reflect the premium that the Company might pay over U.S. Treasury rates. A one percentage point increase in these rates would decrease the fair value by approximately $15.0.

     The Company has $400.0 of debt securities registered with the Securities and Exchange Commission at December 31, 1993, of which $275.0 had been designated to medium-term note programs and another $125.0 had been issued in debentures. At December 31, 1993, $100.0 had been issued under the medium-term note programs, of which $54.5 was still outstanding.

     The 9.625% debentures, which mature in 2005, require the Company to make annual sinking fund payments of not less than $2.5 nor more than $5.0 through 2004. The Company held $21.9 of these debentures for redemption requirements as of December 31, 1993. The 9.375% and 8.15% debentures are not redeemable by the Company prior to their maturity; however, the holders of the 8.15% debentures may elect to have all or a portion of their debentures repaid on October 15, 1996, at 100% of the principal amount.

     Aggregate annual maturities of long-term debt are: $33.5 in 1994, $47.9 in 1995, $24.2 in 1996, $23.4 in 1997, $60.7 in 1998
and $108.5 thereafter. Excluded from such maturities are $50.0 of 8.15% debentures, due in 2029, which are subject to early redemptions at the holders' option in 1996. Cash paid during the year for interest, net of amounts capitalized, was $31.8 in 1993, $20.8 in 1992, and $21.1 in 1991.

NOTE 10 - INTEREST AND CURRENCY RATE DERIVATIVES
- ------------------------------------------------

     The Company utilizes a variety of financial instruments, several with off-balance sheet risks, in its management of current and future interest rate and foreign currency exposures. These financial instruments include interest rate and currency swaps, interest rate caps and floors, options and forward exchange contracts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of these instruments are used to measure the volume of these agreements and do not represent exposure to credit loss. The notional amounts, book values and fair values of these instruments were:

                                             December 31, 1993

   December 31, 1992
                                         ------------------------

- -----------------------
                                          Fair    Book   Notional

Fair    Book   Notional
                                          Value   Value   Amount

Value   Value   Amount
                                         -------  ------ --------
- -------  ------ --------
Interest rate derivative instruments     $(22.7)  $(1.7)  $620.0
$(11.3)  $(0.8)  $770.0
Currency rate derivative instruments      (21.2)  (21.2)   126.8

  (8.5)   (8.7)   190.0
   Forward exchange contracts
     -to purchase foreign currencies       (3.9)   (3.9)   136.5

  (1.5)   (1.5)    71.6
     -to sell foreign currencies           (0.4)   (0.4)   129.9

   3.1     3.1    138.7
     -to exchange foreign currencies        -       -        -

  0.2     0.2     63.5

- ------------------------------------------------

     The Company enters into interest rate swaps to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. The Company also enters into interest rate caps, floors, and swaptions in order to transfer, modify, or reduce interest rate risk. These instruments are used to hedge the Company's debt portfolio and hedge accounting is used to recognize the differential to be paid or received as an adjustment to interest expense over the life of the agreements. At December 31, 1993, these instruments had a weighted average remaining life of 4.1 years.

     The Company enters into currency swaps and options and forward exchange contracts to hedge some of its foreign currency exposures. Gains and losses on these contracts are recognized concurrent with the transaction gains and losses from the associated exposures. At December 31, 1993, currency swaps and options had a weighted average remaining life of 2.4 years, and forward exchange contracts had a weighted average remaining life of less than one year.

     The fair values are estimated based on quoted market prices of comparable instruments adjusted through interpolation where necessary for maturity differences. The book values of these instruments approximate their fair values, except for interest rate instruments which were entered into for the purpose of changing the nature of underlying debt obligations.

     The risks involved with these instruments have been significantly mitigated by the Company entering into offsetting positions. In the event of default by a counterparty, the risk in these transactions is limited to the cost of replacing the instrument at current market rates. All transactions are with major banks and other substantial financial institutions. Although the Company may be exposed to losses in the event of nonperformance by counterparties and interest and currency rate movements, it does not anticipate significant losses due to these financial arrangements.

NOTE 11 - POST EMPLOYMENT BENEFITS
- ----------------------------------

     The Company maintains defined benefit employee retirement plans covering most domestic and certain foreign employees. The Company also has various defined contribution and savings plans covering certain employees. Plan benefits for defined benefit employee retirement plans are based primarily on years of service and compensation. The Company's funding policy is consistent with national laws and regulations. Plan assets include marketable equity securities, insurance contracts, corporate and government debt securities, real estate and cash.

     The components of pension expense for the Company's domestic and foreign plans are set forth below.


                                                         1993
1992     1991
                                                         -----
- -----    -----
   Defined benefit plans:
   Service cost (benefits earned during the period)      $16.1
$14.1    $13.1
   Interest cost on projected benefit obligations         38.0

 35.4     31.2
   Actual return on plan assets                          (73.4)
(24.7)   (74.8)
   Net amortization                                        1.6

  1.2      1.1
   Deferred investment gain (loss)                        35.0

 (8.6)    45.2
                                                         -----
- -----    -----
                                                          17.3

 17.4     15.8
                                                         -----
- -----    -----
   Defined contribution and savings plans                 10.1

 12.6     11.5
                                                         -----
- -----    -----

                                                         $27.4
$30.0    $27.3
                                                         =====
=====    =====

- ----------------------------------

     The following table presents reconciliations of defined benefit plans' funded status with amounts recognized in the Company's consolidated balance sheets as part of other assets and other long-term liabilities. Plans with assets exceeding the accumulated benefit obligation (ABO) are segregated by column from plans with ABO exceeding assets. Assets exceed ABO for all domestic plans.

                                                1993

    1992
                                          -----------------
- ------------------
                                          Assets      ABO
Assets       ABO
                                          exceed    exceeds
exceed     exceeds
                                           ABO      assets
ABO       assets
                                          ------    -------
- ------     -------
   Actuarial present value
     of benefit obligations:
      Vested                              $396.9    $ 32.9
$322.8     $ 28.4
      Nonvested                             25.2       5.3

  19.0        5.4
                                          ------    ------
- ------     ------
   Accumulated benefit obligation          422.1      38.2
 341.8       33.8
   Provision for future salary increases   104.3      13.1

  68.9       10.9
                                          ------    ------
- ------     ------
   Projected benefit obligation            526.4      51.3
 410.7       44.7
   Plan assets at fair value               484.9       6.4
 420.5        5.8
                                          ------    ------
- ------     ------
   Plan assets in excess of (less than)
      projected benefit obligation         (41.5)    (44.9)

   9.8      (38.9)
   Unrecognized net loss (gain)             20.2       8.9

   2.3        3.5
   Unrecognized (negative) prior service
       costs                                43.7      (5.3)

   9.4       (0.4)
   Unrecognized net transition obligation    6.5       1.9

   6.3        1.8
                                          ------    ------
 -----     ------

   Prepaid (accrued) pension cost         $ 28.9    $(39.4)
$ 27.8     $(34.0)
                                          ======    ======
======     ======

     The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation for defined benefit plans was 7.3% in 1993 and 8.2% in 1992. The weighted average rate of increase in future compensation levels was determined using an age specific salary scale and was 5.6% in 1993 and 5.7% in 1992. The weighted average expected long-term rate of return on plan assets was 8.6% in 1993 and 8.5% in 1992.

     In addition to providing pension benefits, the Company, primarily in the United States, provides certain health care and life insurance benefits for most retired employees. In 1992, the Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The Company elected to immediately recognize the cumulative effect of the change in accounting for postretirement benefits of $176.9 ($116.8 net of income tax benefit) which represents the accumulated postretirement benefit obligation existing at January 1, 1992. In addition, the effect of adopting the new rules increased 1992 net periodic postretirement benefit cost by $17.4 ($11.5 net of income tax benefit). Prior to 1992, the cost of retiree health care and life insurance benefits was recognized as an expense as benefits were incurred. The cost of providing these benefits in the United States was $3.4 in 1991. The cost of providing these benefits to retirees outside the United States was not significant. Net periodic postretirement benefit cost includes the following components:

- ----------------------------------

                                         1993      1992
                                         -----     -----

             Service cost                $ 6.0     $ 6.6
             Interest cost                10.3      15.6
             Amortization of negative
               prior service cost        (14.3)      -
                                         -----     -----

                                         $ 2.0     $22.2
                                         =====     =====

     The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets as part of other long-term liabilities:

                                        December 31, December 31,
                                            1993         1992
                                        ------------ ------------

Accumulated postretirement benefit
 obligation:
  Retirees                                $ 55.5       $ 49.1
  Fully eligible, active plan participants  52.6         41.3
  Other active plan participants            37.7         30.8
                                           -----       ------

                                           145.8        121.2
  Unrecognized negative prior service cost  61.5         76.2
  Unrecognized net loss                    (16.8)        (3.1)
                                           -----       ------

  Accrued postretirement benefit cost     $190.5       $194.3
                                          ======       ======

     In December 1992, the Company amended its retiree health care benefit plan to require that, beginning in 1994, employees have a certain number of years of service to be eligible for any retiree health care benefit. The retiree health care plan anticipates certain cost-sharing changes that will go into effect in 1995 which limit the annual increase in the Company's share of retiree health care costs. The Company continues to fund benefit costs on a pay-as-you-go basis with the retiree paying a portion of the costs.

     The health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 11.1% in 1993 and was assumed to decrease gradually to 5.75% in 2005 and remain at that level thereafter. For retirees under age 65, plan features limit the health care cost trend rate assumption to a maximum of 8% for years 1994 and later. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation by 13% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1993 by 11%.

     The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at December 31, 1993 and 8.25% at December 31, 1992.

NOTE 12 - RELATED PARTY TRANSACTIONS
- ------------------------------------

     The Company purchased raw materials and services totalling $39.4 in 1993, $43.5 in 1992, and $44.4 in 1991 from The Dow
Chemical Company and its affiliates. The Company believes that the costs of such purchases were competitive with alternative sources of supply. Other transactions between the Company and related parties were not material.

NOTE 13 - INCOME TAXES
- ----------------------

     The components of income (loss) before income taxes are as follows:

                                 1993         1992          1991
                               --------      -------       ------

      U.S. companies           $(516.7)      $(20.8)       $115.4
      Non-U.S. companies          94.7         70.8          93.6
                               -------       ------        ------

                               $(422.0)      $ 50.0        $209.0
                               =======       ======        ======

     The components of the income tax provision (benefit) are as follows:

                                 1993         1992         1991
                               --------      -------      ------

   Current
      U.S. federal             $  11.7        $ 2.2        $25.7
      U.S. state                   2.6          2.5          6.3
      Non-U.S.                    37.9         59.9         56.6
                               -------        -----        -----
                                  52.2         64.6         88.6
                               -------        -----        -----

   Deferred
      U.S. federal              (205.4)       (26.7)       (16.1)
      Non-U.S.                     2.3        (27.8)       (14.2)
                               -------        -----        -----
                                (203.1)       (54.5)       (30.3)
                               -------        -----        -----
                               $(150.9)       $10.1        $58.3
                               =======        =====        =====

     The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows:

                                        December 31, December 31,
                                            1993         1992
                                        ------------ ------------

   Implant costs                           $225.0       $ 15.7
   Accrued expenses                          62.8         45.8
   Postretirement health care and life
    insurance                                63.0         66.0
   Basis in inventories                      24.8         25.3
   Tax credit and net operating loss
    carry forwards                            5.6         22.7
   Other                                     20.9         17.5
                                           ------        -----
                                            402.1        193.0
   Valuation allowance                       (3.5)        (3.5)
                                           ------        -----
                                            398.6        189.5
                                           ------        -----

   Property, plant and equipment            (60.1)       (64.3)
   Other                                     (5.8)        (4.2)
                                           ------        -----
                                            (65.9)       (68.5)
                                           ------        -----

   Net deferred tax asset                  $332.7       $121.0
                                           ======       ======

- ----------------------

     At December 31, 1993, income and remittance taxes have not been recorded on $198.7 of undistributed earnings of foreign subsidiaries, either because any taxes on dividends would be offset substantially by foreign tax credits or because the Company intends to indefinitely reinvest those earnings. Cash paid during the year for income taxes, net of refunds received, was $72.5 in 1993, $68.2 in 1992, and $90.9 in 1991.

     The effective rates of (35.8)% for 1993, 20.2% for 1992, and 27.9% for 1991 differ from the U.S. federal statutory income tax rate in effect during those years for the following reasons:

                                   Year ended December 31,
                                    1993      1992    1991
                                   ------    ------  ------
   Statutory rate                  (35.0)%    34.0%   34.0%
     Foreign taxes, net              0.1     (16.4)   (8.0)
     Foreign sales corporation      (0.5)     (1.9)   (1.7)
     State income taxes              0.4       3.2     2.0
     Other, net                     (0.8)      1.3     1.6
                                   -----     -----    ----

   Effective rate                  (35.8)%    20.2%   27.9%
                                   =====      ====    ====

     In the first quarter of 1992, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires an asset and liability approach in the measurement of deferred taxes. Financial statements prior to 1992 have not been restated for this change in accounting principle. The cumulative effect of adopting SFAS 109 as of January 1, 1992, increased 1992 net income by $16.4. Except for the cumulative effect, the change did not have a material effect on operating results for the periods presented.

     On August 11, 1993, the Revenue Reconciliation Act of 1993 was signed into law. The Act increased the U.S. corporate statutory tax rate from 34% to 35% for years beginning after December 31, 1992, changed the deductibility of certain expenses and extended certain tax credits. The effect of this retroactive increase in the statutory tax rate on 1993 earnings was offset by a gain from the revaluation of net deferred tax assets, and the net impact of these changes did not have a material impact on the Company's effective tax rate for 1993.

NOTE 14 - COMMON STOCK
- ----------------------

     The outstanding shares of the Company's common stock are held in equal portions by Corning Incorporated and Dow Holdings Inc., a wholly-owned subsidiary of The Dow Chemical Company. There were no changes in outstanding shares during 1993, 1992 or 1991.

NOTE 15 - COMMITMENTS AND GUARANTEES
- ------------------------------------

     The Company leases certain real and personal property under agreements which generally require the Company to pay for maintenance, insurance and taxes. Rental expense was $46.2 in 1993, $48.4 in 1992, and $46.9 in 1991. The minimum future rental payments required under noncancellable operating leases at December 31, 1993, in the aggregate are $129.2, including the following amounts due in each of the next five years: 1994 - $33.8, 1995 - $24.4, 1996 - $17.1, 1997 - $15.0, and 1998 -
$12.8.

     At December 31, 1993, the Company had issued financial guarantees with off-balance sheet risk, which total approximately $11.1. These guarantees are issued primarily to support employee housing programs. The Company believes it will not have to perform under these agreements as the likelihood of default by the primary parties is remote.

NOTE 16 - INDUSTRY SEGMENT AND FOREIGN OPERATIONS
- -------------------------------------------------

     The Company's operations are classified as a single industry segment. Financial data by geographic area are presented below:

                                    1993       1992       1991
                                  --------   --------   --------

Net sales to customers:
 United States                    $  830.6   $  822.6   $  797.8
 Europe                              490.9      528.7      476.8
 Asia                                619.9      500.8      467.4
 Other                               102.3      103.6      103.4
                                  --------   --------   --------

 Net sales                        $2,043.7   $1,955.7   $1,845.4
                                  ========   ========   ========

Interarea sales:
 United States                    $  219.6   $  228.3   $  224.7
 Europe                               54.7       45.1       42.7
 Asia                                 34.7       25.2       23.6
 Other                                 0.3        1.9        0.6
                                  --------   --------   --------

 Total interarea sales            $  309.3   $  300.5   $  291.6
                                  ========   ========   ========

Operating profit:
 United States                    $  187.5   $  143.7   $  185.6
 Europe                               57.8       38.1       56.5
 Asia                                 73.3       74.0       70.8
 Other and eliminations                7.4       (2.4)      12.5
                                  --------   --------   --------
                                     326.0      253.4      325.4
General corporate expenses          (722.1)    (163.4)    (116.6)
Unallocated income (expense), net    (25.9)     (40.0)       0.2
                                  --------   --------   --------

Income before income taxes        $ (422.0)  $   50.0   $  209.0
                                  ========   ========   ========

Identifiable assets:
  United States                   $1,525.8   $1,297.8   $1,271.4
  Europe                             460.3      488.9      510.6
  Asia                               586.2      507.7      466.9
  Other and eliminations            (253.4)    (199.7)    (204.2)
                                  --------   --------   --------
                                   2,318.9    2,094.7    2,044.7
Corporate assets                     943.4       96.0       75.2
                                  --------   --------   --------

 Total assets                     $3,262.3   $2,190.7   $2,119.9
                                  ========   ========   ========

     Interarea sales are made on the basis of arm's length pricing. Operating profit is total sales less certain operating expenses. Special items have been identified principally with the United States and Europe in computing operating profit for each area. General corporate expenses, equity in earnings of associated companies, interest income and expense, certain currency gains (losses), minority interests' share in income, and income taxes have not been reflected in computing operating profit.

     General corporate expenses include certain research and development costs, corporate administrative personnel and facilities costs not specifically identified with a geographic area, and implant costs. Identifiable assets are those operating assets identified with the operations in each geographic area. Corporate assets are principally cash and cash equivalents, short-term investments, intangible assets, investments accounted for on the equity basis, corporate facilities and implant insurance receivable.

                            DOW CORNING CORPORATION
                            -----------------------
              SUPPLEMENTARY DATA - QUARTERLY FINANCIAL
INFORMATION

- ----------------------------------------------------
               YEARS ENDED DECEMBER 31, 1993 AND 1992 (Unaudited)
               --------------------------------------------------
               (in millions of dollars, except per share amounts)

QUARTER ENDED:                       March 31     June 30
September 30   December 31
                                     --------     -------
- ------------   -----------
1993:
 Net sales                            $490.8      $519.9
$512.0        $521.0
 Gross profit                          161.2       166.9
 162.6         149.1
 Income (loss) before cumulative
   effects of changes in
   accounting principles                30.7        36.3
  30.2        (384.2)
 Net income (loss)                      30.7        36.3
  30.2        (384.2)<F1>
 Net income (loss) per share:
 Income (loss) before cumulative
   effects of changes in
   accounting principles                12.28       14.52
  12.08       (153.68)
 Net income (loss)                      12.28       14.52
  12.08       (153.68)

1992:<F2>
 Net sales                            $484.0      $488.4
$500.6        $482.7
 Gross profit                          154.2       162.1
 151.9         144.3
 Income (loss) before cumulative
   effects of changes in
   accounting principles                17.0         3.4
  13.5          (5.5)
 Net income (loss)                     (83.4)<F3>    3.4<F3>
  13.5          (5.5)<F4>
 Net income (loss) per share:
 Income (loss) before cumulative
   effects of changes in
   accounting principles                 6.80        1.36

   5.40         (2.20)
 Net income (loss)                     (33.36)       1.36

   5.40         (2.20)

<F1>  Includes a pretax charge related to breast implants of
$640.0 ($415.0 net of income
tax benefit); see Note 2 of Notes to Consolidated Financial
Statements for a discussion
of this matter.

<F2>  In December 1992, the Company announced its decision to adopt Statement of Financial
Accounting Standards No. 106 effective as of January 1, 1992. Previous 1992 interim period results were restated as a result of the adoption. This restatement had the effect of reducing originally reported gross profits by $3.5 and income before cumulative effects of changes in accounting principles by $2.9 in each of the first three quarters of 1992.
In addition, the restatement reduced net income in the first quarter of 1992 by $116.8 for the cumulative effect of the change in accounting principle for periods prior to 1992.

<F3>  Includes pretax charges related to breast implants of $24.0 in the first quarter of
1992 ($15.8 net of income tax benefit), and $45.0 in the second quarter of 1992 ($29.7 net of income tax benefit); see Note 2 of Notes to Consolidated
Financial Statements for a
discussion of these matters.

<F4>  Includes pretax charges related to special items of $40.0
($26.4 net of income tax
benefit); see Note 3 of Notes to Consolidated Financial
Statements for a discussion of
these matters.

     The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                            DOW CORNING CORPORATION
                            -----------------------
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                   ------------------------------------------
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                  --------------------------------------------
                            (in millions of dollars)

                                                  Adjustment
Sales
                           Balance at              for fully
and               Balance
                           beginning  Additions   depreciated
Retire- SFAS No. 52 at end
                            of year   at cost<F1> assets<F2>
ments  adjustments of year
                           ---------- ----------- ----------- ---
- ---- ----------- -------

1993:
 Land                      $   65.5    $    1.8    $   -     $
 0.3  $   4.6    $   71.6
 Land improvements             53.8         5.7        -
 1.0      0.8        59.3
 Buildings                    413.1        18.0        -
 7.7     12.6       436.0
 Machinery and equipment    1,906.5       164.2        -
61.5      2.1     2,011.3
 Construction-in-progress     148.9        (7.4)       -

 7.4     (1.6)      132.5
                           --------    --------    -------   ----
- ----  -------    --------

                           $2,587.8    $  182.3    $   -     $
77.9  $  18.5    $2,710.7
                           ========    ========    =======
========  ========   ========
1992:
 Land                      $   57.5    $    7.3    $   -     $
 1.5  $   2.2    $   65.5
 Land improvements             49.9         3.0        4.7
 1.4     (2.4)       53.8
 Buildings                    391.3        31.1       18.5
15.1    (12.7)      413.1
 Machinery and equipment    1,533.9       226.6      262.1
81.5    (34.6)    1,906.5
 Construction-in-progress     179.4       (35.3)       -
 0.1      4.9       148.9
                           --------    --------    -------   ----
- ----  -------    --------

                           $2,212.0    $  232.7    $ 285.3   $
99.6  $ (42.6)   $2,587.8
                           ========    ========    =======
========  ========   ========

1991:
 Land                      $   55.4    $    2.2    $   -     $
 2.0  $   1.9    $   57.5
 Land improvements             40.4        10.4        -
 0.6     (0.3)       49.9
 Buildings                    354.3        28.3        -
 2.0     10.7       391.3
 Machinery and equipment    1,272.3       261.0        -
55.0     55.6     1,533.9
 Construction-in-progress     235.9       (57.9)       -
- -         1.4       179.4
                           --------    --------    -------   ----
- ----  -------    --------

                           $1,958.3    $  244.0    $   -     $
59.6  $  69.3    $2,212.0
                           ========    ========    =======
========  ========   ========

<F1>  Includes transfers of completed construction to
depreciating asset accounts listed and property of newly acquired companies.

<F2>  In the first quarter of 1992, the Company discontinued its practice in the United States of writing off fully depreciated assets which remain in service. This change enables the Company to follow one practice worldwide of writing off these assets only upon their retirement or other disposal. In conjunction with this change, the Company wrote back on its books those assets still in service which were previously written off.

                            DOW CORNING CORPORATION
                            -----------------------
                   SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                   ------------------------------------------
                  AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                  ---------------------------------------------
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                  --------------------------------------------
                            (in millions of dollars)
                                      Additions
                                      charged to   Adjustment
Sales
                           Balance at  operating    for fully
and                Balance
                           beginning   costs and   depreciated
Retire- SFAS No. 52 at end
                            of year   expenses<F1> assets<F2>
ments  adjustments of year                             ----------
- ------------ ----------- ------- ----------- -------
1993:
 Land improvements         $   31.6      $  3.8    $   -       $
  0.5     $(0.2)   $   34.7
 Buildings                    167.9        18.7        -
  3.4       5.4       188.6
 Machinery and equipment    1,197.0       168.2        -
 47.1       3.2     1,321.3
                           --------      ------    -------     --
- ---     -----    --------

                           $1,396.5      $190.7    $   -
$51.0     $ 8.4    $1,544.6
                           ========      ======    =======
=====     ======   ========

1992:
 Land improvements         $   23.8      $  4.1    $   4.7     $
  0.8     $(0.2)   $   31.6
 Buildings                    142.7        19.1       18.5
  6.0      (6.4)      167.9
 Machinery and equipment      833.6       161.9      262.1
 50.0     (10.6)    1,197.0
                           --------      ------    -------     --
- ---     -----    --------

                           $1,000.1      $185.1    $ 285.3
$56.8    $(17.2)   $1,396.5
                           ========      ======    =======
=====     ======   ========

1991:
 Land improvements         $   20.1      $  4.1    $   -       $
  0.5     $ 0.1    $   23.8
 Buildings                    122.7        16.7        -
  1.7       5.0       142.7
 Machinery and equipment      703.8       146.7        -
 51.7      34.8       833.6
                           --------      ------    -------     --
- ---     -----    --------

                           $  846.6      $167.5    $   -
$53.9     $39.9    $1,000.1
                           ========      ======    =======
=====     ======   ========

<F1>  The methods and rates used in computing the annual
provision for depreciation are described in Note 1 of accompanying Notes to Consolidated Financial Statements.

<F2>  In the first quarter of 1992, the Company discontinued its practice in the United States of writing off fully depreciated assets which remain in service. This change enables the Company to follow one practice worldwide of writing off these assets only upon their retirement or other disposal. In conjunction with this change, the Company wrote back on its books those assets still in service which were previously written off.

                            DOW CORNING CORPORATION
                            -----------------------
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND
RESERVES
         --------------------------------------------------------
- ------
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                  --------------------------------------------
                            (in millions of dollars)

                                          Additions
                                          charged to
                              Balance at  operating
Uncollectible                Balance
                              beginning   costs and     accounts

  SFAS No. 52   at end
                               of year    expenses     written
off   adjustments   of year
                              ---------   ---------    ----------
- -   -----------   -------

Description
- -----------

Allowance for doubtful
      accounts - deducted
      from accounts and
      notes receivable in
      the balance sheet


  1993                          $  8.4      $  0.9       $  0.9

     $  -       $  8.4                                   ======

  ======       ======         ======     ======


  1992                          $  7.7      $  2.3       $  1.0

     $ (0.6)    $  8.4
                                ======      ======       ======

     ======     ======


  1991                          $  6.1      $  3.9       $  2.4

     $  0.1     $  7.7
                                ======      ======       ======

     ======     ======

                            DOW CORNING CORPORATION
                            -----------------------
                      SCHEDULE IX - SHORT-TERM BORROWINGS
                      -----------------------------------
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                  --------------------------------------------
                            (in millions of dollars)

                               Weighted    Maximum
                               average      amount       Average

     Weighted
                     Balance   interest   outstanding     amount

     average
                     at end     at end      at any
outstanding   interest rate
                     of year    of year    month end    during
year    during year
                     -------   --------   -----------   ---------
- --   -------------


1993:
 Banks               $233.7      3.8%       $258.5        $181.1

       3.8%




1992:
 Banks               $160.0      4.6%       $193.0        $144.0

       4.7%
 Commercial paper       -         -          223.4          32.2

       4.3
                     ------

                     $160.0
                     ======

1991:
 Banks               $ 37.4      7.3%       $ 68.3        $ 41.6

       7.8%
 Commercial paper      21.9      5.5         173.8         151.6

       6.0
                     ------

                     $ 59.3
                     ======

     Average short-term borrowings were determined based on the average amounts outstanding during each month. The weighted average interest rate during the year was computed by dividing actual interest expense in each year by average short-term borrowings in such year. At December 31, 1991, all short-term borrowings outstanding from banks were incurred by foreign subsidiaries and were payable in foreign currencies.

                     DOW CORNING CORPORATION
                     -----------------------
     SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
     -------------------------------------------------------
          YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
          --------------------------------------------
                     (in millions of dollars)

                               Charged to operating costs and
                             expenses for year ended December 31,

                             ------------------------------------

                                   1993        1992        1991
                                   ----        ----        ----


Depreciation and amortization     $197.1      $190.6      $171.5


Maintenance and repairs             88.6        91.3        82.9


Advertising costs                   11.7        14.0        15.6

                     DOW CORNING CORPORATION
                     -----------------------
                          EXHIBIT INDEX
                          -------------

           These exhibits are numbered in accordance with Exhibit Table I of Item 601 of Regulation S-K

    Exhibit #                Description              Page Number
    ---------                -----------              -----------

       3.1        Restated Articles of Incorporation      53
                  of Dow Corning Corporation dated
                  March 25, 1988

       3.2        By-Laws of Dow Corning Corporation
                  dated June 25, 1993                     66

       4          Dow Corning Corporation agrees to
                  furnish the Securities and Exchange
                  Commission upon its request a copy
                  of any instrument which defines the
                  rights of holders of long-term debt
                  of the registrant and all of its
                  subsidiaries for which consolidated
                  or unconsolidated financial statements
                  are required to be filed.

      12         Computation of ratio of earnings to
                 fixed charges                           102

      21         Subsidiaries of the Registrant --
                 has been omitted in accordance with
                 provisions of General Instruction J
                 of Form 10-K.

      23         Consent of Price Waterhouse             103