Form 10-Q
period 1994-03-31
DOW CORNING CORP
filed 1994-04-28
CIK 29917

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended March 31, 1994         Commission File Number 1-7518




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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  X.  No   .


           Number of shares outstanding of common stock:  2,500,000


The registrant qualifies under General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form using the reduced disclosure format described in General Instruction H(2). The registrant is a corporation 50% of the common stock of which is held by Corning Incorporated and 50% of the common stock of which is held by Dow Holdings Inc., a wholly-owned subsidiary of The Dow Chemical Company.

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------


ITEM 1.  FINANCIAL STATEMENTS
- - -----------------------------

     Following is an index of the consolidated financial statements of Dow Corning Corporation included as a part of this report.


                                                                         Page
                                                                         ----

     Consolidated balance sheets at March 31, 1994 and
       December 31, 1993                                                   3

     Consolidated statements of operations and retained
       earnings for the three months ended March 31, 1994
       and 1993                                                            4

     Consolidated statements of cash flow for the three
       months ended March 31, 1994 and 1993                                5

     Notes to consolidated financial statements                            6


     The consolidated financial statements include the accounts of Dow Corning Corporation and all subsidiaries.

     The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the unaudited interim periods. All such adjustments are of a normal, recurring nature.

                            DOW CORNING CORPORATION
                            -----------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                   (in millions of dollars except share data)

                                                 March 31,     December 31,
                ASSETS                             1994            1993
                ------                           ---------     ------------

CURRENT ASSETS:
    Cash and cash equivalents                    $  260.8        $  263.0
    Short-term investments                            1.0             0.9
    Accounts and notes receivable (less
      allowance for doubtful accounts of
      $9.8 in 1994 and $8.4 in 1993)                461.8           373.0
    Inventories                                     300.6           285.6
    Other current assets                            148.9           146.7
                                                 --------        --------

         Total current assets                     1,173.1         1,069.2
                                                 --------        --------

PROPERTY, PLANT AND EQUIPMENT, at cost            2,775.1         2,710.7
    Less - accumulated depreciation              (1,600.8)       (1,544.6)
                                                 --------        --------
                                                  1,174.3         1,166.1
                                                 --------        --------

OTHER ASSETS                                      1,064.4         1,027.0
                                                 --------        --------

                                                 $3,411.8        $3,262.3
                                                 ========        ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term borrowings                        $  283.8        $  267.2
    Accounts payable                                132.9           147.1
    Other current liabilities                       341.5           356.3
                                                 --------        --------

         Total current liabilities                  758.2           770.6
                                                 --------        --------

LONG-TERM DEBT                                      370.0           314.7
                                                 --------        --------

DEFERRED TAXES AND OTHER LIABILITIES:
    Deferred income taxes                            18.7            14.6
    Other liabilities                             1,457.0         1,411.2
                                                 --------        --------
                                                  1,475.7         1,425.8
                                                 --------        --------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES      107.6           102.8
                                                 --------        --------

STOCKHOLDERS' EQUITY:
    Common stock, $5 par value (2,500,000
      shares authorized and outstanding)             12.5            12.5
    Retained earnings                               641.5           604.3
    Cumulative translation adjustment                46.3            31.6
                                                 --------        --------

         Stockholders' equity                       700.3           648.4
                                                 --------        --------

                                                 $3,411.8        $3,262.3
                                                 ========        ========

                            DOW CORNING CORPORATION
                            -----------------------
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
          -----------------------------------------------------------
                  (in millions of dollars except share data)

                                                 Three months ended March 31,
                                                 ----------------------------
                                                      1994         1993
                                                     ------       ------

NET SALES                                            $509.1       $490.8

OPERATING COSTS AND EXPENSES:
  Manufacturing cost of sales                         331.3        329.6
  Marketing and administrative expenses                93.3         99.0
                                                     ------       ------

                                                      424.6        428.6
                                                     ------       ------

OPERATING INCOME                                       84.5         62.2

OTHER INCOME (EXPENSE):
  Interest income, currency gains (losses)
    and other, net                                     (2.0)        (2.8)
  Interest expense                                    (16.1)        (8.5)
                                                     ------       ------

INCOME BEFORE INCOME TAXES                             66.4         50.9

  Income taxes                                         25.9         16.8

  Minority interests' share in income                   3.3          3.4
                                                     ------       ------


NET INCOME (1994 - $14.88 per share; 1993 -
  $12.28 per share)                                    37.2         30.7

Retained earnings at beginning of period              604.3        891.3
                                                     ------       ------

Retained earnings at end of period                   $641.5       $922.0
                                                     ======       ======

                            DOW CORNING CORPORATION
                            -----------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      ------------------------------------
                            (in millions of dollars)

                                                 Three months ended March 31,
                                                 ----------------------------
                                                     1994            1993
                                                   --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                     $  37.2         $ 30.7
    Depreciation and amortization                     44.8           46.9
    Other, net                                        12.2           10.5
    Changes in operating assets and liabilities     (127.6)         (64.6)
                                                   -------         ------

         Cash provided by (used for) operating
           activities                                (33.4)          23.5


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                             (36.2)         (43.8)
    Other, net                                        (0.3)           1.0
                                                   -------         ------

         Cash used for investing activities          (36.5)         (42.8)
                                                   -------         ------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term borrowings                              55.8           20.0
    Payments on long-term debt                       (19.0)         (16.5)
    Net change in short-term borrowings               31.0           49.6
                                                   -------         ------

         Cash provided by financing activities        67.8           53.1
                                                   -------         ------


EFFECT OF EXCHANGE RATE CHANGES ON CASH               (0.1)           0.2
                                                   -------         ------


CHANGES IN CASH AND CASH EQUIVALENTS:
    Net increase (decrease) in cash and cash
      equivalents                                     (2.2)          34.0
    Cash and cash equivalents at beginning of
      period                                         263.0            8.4
                                                   -------         ------

         Cash and cash equivalents at end of
           period                                  $ 260.8         $ 42.4
                                                   =======         ======

                            DOW CORNING CORPORATION
                            -----------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   (in millions of dollars except where noted)

NOTE 1 - INCOME TAXES
- - ---------------------

    The provision for income taxes reflects the Company's estimated annual effective tax rate.


NOTE 2 - INVENTORIES
- - --------------------

    Inventory values are primarily determined by the last-in, first-out method using the dollar value concept. It is therefore not practical to separate inventory value by classification.


NOTE 3 - NEW ACCOUNTING STANDARDS
- - ---------------------------------

    In January 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-employment Benefits." This new standard requires, among other things, that the expected costs of benefits paid to former or inactive employees after employment but before retirement be recognized when the benefits are earned or become payable when certain conditions are met rather than the previous method which recognized these costs when they were paid. The adoption of this new standard did not materially impact the Company's consolidated financial condition or results of operations.


NOTE 4 - PER SHARE COMPUTATIONS
- - -------------------------------

    Per share calculations are based on 2,500,000 shares outstanding during all periods.


NOTE 5 - CONTINGENCIES
- - ----------------------

Breast Implant Business
- - -----------------------

    Prior to January 6, 1992, the Company, directly and through its wholly-owned subsidiary, Dow Corning Wright Corporation, was engaged in the manufacture and sale of silicone gel breast implants. As part of a review process initiated in 1991 by the United States Food and Drug Administration
(FDA) of Premarket Approval Applications (PMAA) for silicone gel breast implants, on January 6, 1992, the FDA asked breast implant producers and medical practitioners to voluntarily halt the sale and use of silicone gel breast implants pending further review of the safety and effectiveness of such devices, and the Company complied with the FDA's request and suspended shipments of implants. Subsequently, the Company announced that it would not resume the production or sale of silicone gel breast implants and that it would withdraw its PMAA for silicone gel breast implants from consideration by the FDA. The Company also commenced a program to provide up to $1,200 (in whole dollars) per patient to support medical costs of removing the Company's silicone gel breast implants from women who have a documented medical need to have their implants removed and who cannot afford the procedure. As of April 15, 1994, approximately 3,200 women have made use of this program.

- - ----------------------

    Since late 1991, there has been considerable publicity associated with the breast implant controversy, and the Company experienced a substantial increase in the number of lawsuits against the Company relating to breast implants. As of April 15, 1994, the Company has been named, often together with other defendants, in approximately 14,500 pending breast implant products liability lawsuits filed by or on behalf of individuals who claim to have or have had silicone gel breast implants. Many of these cases involve multiple plaintiffs. In addition, there were 45 purported breast implant products liability class action lawsuits which had been filed against the Company as of April 15, 1994. It is anticipated that the Company will be named as a defendant in additional breast implant lawsuits in the future. The typical alleged factual bases for these lawsuits include allegations that the plaintiffs' breast implants caused specified ailments, including, among other things, autoimmune disease, scleroderma, systemic disorders, joint swelling and chronic fatigue. The Company is sometimes named as the manufacturer of silicone gel breast implants, and other times the Company is named as the supplier of silicone raw materials to other breast implant manufacturers. The Company is vigorously defending this litigation asserting, among other defenses, that there is no causal connection between silicone breast implants and the ailments alleged by the plaintiffs in these cases.

    During 1992 and 1993, consolidation of a substantial number of breast implant lawsuits for pretrial purposes occurred in federal court (U.S. District Court for the Northern District of Alabama, the "Court") and various state courts where a substantial number of breast implant lawsuits have been filed. As of March 31, 1994, substantially more than half of all breast implant cases have been consolidated for pretrial purposes at the federal and state levels. The Company anticipates that current and future breast implant lawsuit consolidations will result in a reduction of litigation defense costs.

     On September 9, 1993, the Company announced that representatives of plaintiffs and defendants involved with silicone breast implant litigation had developed a "Statement of Principles for Global Resolution of Breast Implant Claims" (the "Statement of Principles"). The Statement of Principles summarizes a proposed claims based structured resolution of claims arising out of breast implants which have been or could be asserted against various implant manufacturers, suppliers, physicians and hospitals. Since the announcement of the Statement of Principles, the Company has negotiated with other potential parties to reach a settlement agreement (as described below) similar in concept to the Statement of Principles. As a part of this process, the Company has participated in negotiations with other key funding participants (as defined below) to reach an agreement regarding, among other things, the respective contribution of each of these funding participants to the settlement fund.

    On March 23, 1994, the Company, along with other defendants and representatives of breast implant litigation plaintiffs, signed a Breast Implant Litigation Settlement Agreement (the "Settlement Agreement"). This Settlement Agreement was approved by the Company's Board of Directors on March 28, 1994. Under the Settlement Agreement, as amended, industry participants (the "Funding Participants") would contribute up to approximately $4.2 billion over a period of more than thirty years to establish several special purpose funds. A related funding agreement specifies the amount that each Funding Participant would contribute to the settlement fund. The Settlement Agreement, if implemented, provides for a claims based structured resolution of claims arising out of silicone breast implants, and defines the circumstances under which payments from the funds would be made. The Settlement Agreement includes provisions for (a) class membership and the ability of plaintiffs to opt out of the class, (b) the establishment of defined funds for medical diagnostic/evaluation procedures, explantation, ruptures, compensation for specific diseases and

- - ----------------------

administration, (c) payment terms and timing and (d) claims administration. The Settlement Agreement defines periods during which breast implant plaintiffs may elect not to settle their claims by way of the Settlement Agreement and continue their individual breast implant litigation against manufacturers and other defendants (the "Opt Out Plaintiffs"). In certain circumstances, if any defendant who is a Funding Participant considers the number of Opt Out Plaintiffs maintaining lawsuits against such defendant to be excessive, such defendant may decide to exercise the option to withdraw from participation in the Settlement Agreement.

    On April 18, 1994, the Court issued notice of the Settlement Agreement to breast implant plaintiffs eligible to participate in the settlement ("Settlement Class Members"). This notice begins a 60-day period during which Settlement Class Members have the ability to become initial Opt Out Plaintiffs. A Court supervised fairness review process of the Settlement Agreement must be completed before the Settlement Agreement can be implemented. If the Court grants final approval of the Settlement Agreement, claims can then be validated. The Court's final approval of the Settlement Agreement is subject to appeal.

    Management believes that the Settlement Agreement is a responsible and cost efficient approach to resolving breast implant litigation against the Company. Management believes that the Company's participation in the Settlement Agreement will be viable if, among other things, (a) adequate insurance support is provided to Funding Participants by their insurance carriers and (b) substantially all plaintiffs participate in the settlement.

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

- - ----------------------

    Amounts recorded in the accompanying balance sheets as a result of the provisions described above are summarized in the following table:

                                                 March 31,   December 31,
                                                   1994          1993
                                                 ---------   ------------
     Implant Insurance Receivable
         Shown in other assets                   $  695.9     $  663.7

     Implant Reserve
         Shown in other current liabilities         131.7        158.7
         Shown in other liabilities               1,144.3      1,100.0

     Implant Deferred Tax Asset
         Shown in other current assets               46.1         55.5
         Shown in other assets                      178.7        175.0

     The amounts shown above are adjusted as insurance proceeds are received, as payments are made against reserves, and as imputed interest is recorded on discounted amounts. The implant insurance receivable of $695.9 shown above is approximately $1.2 billion on an undiscounted basis. The implant reserve of $1,276.0 shown above is approximately $2.2 billion on an undiscounted basis. Differences between discounted amounts recorded in the financial statements and undiscounted amounts represent imputed interest to be recorded over the life of the liability. Cash payments net of insurance recoveries are expected to be $131.7 in 1994, ($42.4) in 1995, $50.0 in 1996, $275.0 in 1997, $79.4 in
1998, and $495.9 thereafter.

     The Company believes that a substantial portion of the indemnity, settlement and defense costs related to breast implant lawsuits and claims will be covered by the Company's products liability insurance subject to deductibles, exclusions, retentions and policy limits. The Company's insurers have reserved and may reserve the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. Also, a number of the breast implant lawsuits pending against the Company request punitive damages and compensatory damages arising out of alleged intentional torts. Depending on policy language, applicable law and agreements with carriers, any such damages which may be awarded pursuant to such lawsuits may or may not be covered, in whole or in part, by insurance.

     As of March 31, 1994, the Company had a substantial amount of unexhausted claims-made insurance coverage with respect to lawsuits and claims commencing 1986 and thereafter. For lawsuits and claims involving implant dates prior to 1986, the Company believes substantial coverage exists under a number of primary and excess occurrence policies having various limits. Because defense costs and disposition of particular breast implant lawsuits and claims may be covered, in whole or in part, both by the claims-made coverage issued from and after 1986, and one or more of the occurrence policies issued prior to 1986, determination of aggregate insurance coverage depends on, among other things, how defense and indemnity costs are allocated among the various policy periods.

- - ----------------------

     Discussions among the Company and its primary insurance carriers have occurred and are continuing with a view toward reaching an agreement as to the allocation of costs of breast implant litigation among the various insurance carriers issuing products liability insurance policies to the Company relative to breast implants and other products. The Company became dissatisfied with the progress being made toward reaching such an agreement. Consequently, the Company commenced a lawsuit against certain of these insurance carriers seeking, among other things, a judicial enforcement of the obligations of the insurance carriers under certain of these insurance policies (for additional information regarding this lawsuit, see Legal Proceedings, Part II, Item 1). Management continues to believe that it is probable that the Company will recover from its insurance carriers a substantial amount of breast implant related payments which have been or may be made by the Company. In reaching this belief, the Company has analyzed its insurance policies, considered its history of coverage and insurance reimbursement for these types of claims, and consulted with knowledgeable third parties with significant experience in insurance coverage matters. The amount recorded by the Company as an insurance receivable is substantially less than the amount for which the Company will seek reimbursement if a settlement proceeds.

     Management believes that the Company will generate the financial liquidity required to meet ongoing operational needs and to participate in the Settlement Agreement. This belief is based on, among other things, management's estimate of future operational cash flows, its assessment that recovery of substantial amounts of settlement obligations from its insurance carriers is probable, and its evaluation of current financing arrangements.

     The Implant Reserves less the Implant Insurance Receivable reflects management's best current estimate of the cost of ultimate resolution of breast implant litigation. As the Settlement Agreement process continues, additional circumstances may develop which could affect the reliability and precision of the current estimate. Those circumstances include, among other things, the number and extent of claims not covered by a settlement, the amount and timing of insurance recoveries and the allocation of insurance payments among the Company's insurance carriers, and the possibility of resolution of the litigation through alternatives to the Settlement Agreement. As additional facts and circumstances develop, the estimate may be revised, or provisions may be necessary to reflect any additional costs of resolving breast implant litigation and claims not covered by a settlement. Future charges resulting from any revisions or provisions, if required, could have a material adverse effect on Dow Corning's financial position or results of operations in the period or periods in which such charges are recorded.


Environmental Matters
- - ---------------------

     The Company has been advised by the United States Environmental Protection Agency (EPA) or by similar state regulatory agencies that the Company, together with others, is a Potentially Responsible Party (PRP) with respect to a portion of the cleanup costs and other related matters involving a number of abandoned hazardous waste disposal facilities. Management believes that there are 13 sites at which the Company may have some liability, although management currently expects to settle the Company's liability for a majority of these sites for de minimis amounts. Based upon preliminary estimates by the EPA or the PRP groups formed with respect to these sites, the aggregate liabilities for all PRPs at these sites at which management currently believes the Company may have more than the de minimis liability is $79.3. Management cannot currently estimate the aggregate liability for all PRPs at those sites at which management expects the Company has a de minimis liability.

- - ----------------------

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


Receivables Sold
- - ----------------

     The Company has sold certain receivables subject to recourse provisions. The Company has agreements in place whereby it may sell on an ongoing basis fractional ownership interests in a designated pool of U.S. trade receivables, with limited recourse, in amounts up to $65.0. As of March 31, 1994, the Company had no amounts outstanding under these agreements. In addition, $2.9 of receivables had been sold at March 31, 1994 under other agreements.


DOW CORNING FIRE STOP(R)
- - ------------------------

     In May 1993, the Company began communicating additional information and test results to the owners of buildings which contain DOW CORNING FIRE STOP(R) Intumescent Wrap Strip 2002, recommending that the owners conduct a review with a qualified Fire Protection Engineer to determine whether remedial action is warranted, including possible replacement of the product due to uncertainty about its ability to perform consistently and predictably over time. DOW CORNING FIRE STOP(R) Intumescent Wrap Strip 2002 is a non-silicone, resin-based fire stop product which is installed in buildings as a passive fire protection product. The Company ceased the sale of this product in 1992. The potential liability associated with replacement of this product cannot be estimated at this time. However, management believes that the ultimate resolution of this issue will not have a material adverse effect on the Company's consolidated financial position or results of operations.

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
     The consolidated interim financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 1993.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS
- - ----------------------------------------
                            (in millions of dollars)

Results of Operations
- - ---------------------

     First quarter net sales increased $18.3 or 3.7% over levels reported for the comparable period in 1993. The increase for the first three months of 1994 is attributable to higher sales volumes, particularly in Europe, offset slightly by lower selling prices.

     Manufacturing cost of sales, as a percent of net sales, was 65.1% in the first quarter of 1994 as compared to 67.2% for the same period in 1993. This decrease is principally attributable to lower personnel and depreciation costs.

     Marketing and administrative expenses, as a percent of net sales, were 18.3% for the first quarter of 1994 and 20.2% for the first quarter of 1993. This decrease is also attributable to lower personnel costs combined with lower variable selling costs.

     Interest expense was up relative to the prior year as a result of $7.0 in imputed interest recognized on the net discounted implant liability (as further discussed in Note 5 of Notes to Consolidated Financial Statements) and higher average levels of debt.

     The effective tax rate in the first quarter of 1994 was 39%, compared to 33% for the same period in 1993. The higher effective rate in 1994 is due to lower anticipated foreign tax credits.


Credit Availability
- - -------------------

     During 1993, the Company terminated a revolving credit agreement which was in place at December 31, 1992, and replaced it with a revolving credit agreement with 16 domestic and foreign banks which provides for borrowings on a revolving credit basis until November 1997 of up to $400.0. At March 31, 1994, there was $150.0 outstanding under this facility. The Company also has agreements with several banks whereby it may borrow up to $294.8 under short-term lines of credit. The Company pays a fixed service fee for certain of these facilities in lieu of any compensating cash balances. Included in short-term borrowings are amounts outstanding under these facilities at March 31, 1994, of $116.6.

     Various debt agreements, the Revolving Credit Agreement included, contain various debt restrictions and provisions relating to property liens, sale and leaseback transactions, debt to tangible capital ratio, and funds flow. In addition, the Revolving Credit Agreement provides the participating banks with the right, subject to a majority vote, to demand payment in the event that uninsured breast implant litigation expenditures and judgments exceed certain limits. These limits have been exceeded due to the financial obligations of the Company under the Settlement Agreement (as described in Note 5 of Notes to Consolidated Financial Statements). However, the participating banks have not exercised their right to demand payment. Based on continuing discussions with the participating banks regarding the Company's obligations under the Settlement Agreement, and absent any material changes in circumstances, management believes that such banks will not exercise their right to demand payment under the terms of the Revolving Credit Agreement.

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

     Management believes that, in light of the Company's positive operating cash flow, the credit facilities currently in place are adequate to meet the short-term financing needs of the Company. Management also believes that the Company will generate the financial liquidity required to meet ongoing operational needs and to participate in the breast implant litigation Settlement Agreement (as described in Note 5 of Notes to Consolidated Financial Statements). This belief is based on, among other things, management's estimate of future operational cash flows, its assessment that recovery of substantial amounts of settlement obligations from its insurance carriers is probable, and its evaluation of current financing arrangements.


Contingencies
- - -------------

     For information regarding contingencies, including a discussion of breast implant litigation and the Company's environmental liabilities, see Note 5 of Notes to Consolidated Financial Statements.

                         PART II - OTHER INFORMATION
                         ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
- - --------------------------

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


BREAST IMPLANT LITIGATION

Breast Implant Products Liability Purported Class Action Lawsuits
- - -----------------------------------------------------------------

     As of April 15, 1994, the Company had been named, generally as one of several defendants, in 45 purported breast implant products liability class action lawsuits filed on behalf of individuals who claim to have or have had silicone gel breast implants. Of these lawsuits, 31 have been brought in various Federal District Courts, 12 have been brought in various state courts, and 2 have been brought in courts in Canada.

     Among the Federal District Court class action lawsuits, 27 were filed in 1992, 3 were filed in 1993, and 1 was filed in the first quarter of 1994. These cases have been filed in the Federal District Courts for the Northern District of Alabama, the District of Arizona, the Northern District of California (3 cases), the Central District of California, the Southern District of California, the District of Hawaii, the Northern District of Illinois, the Eastern District of Kentucky, the Northern District of Louisiana, the Eastern District of Michigan, the District of Minnesota
(2 cases), the Eastern District of New York (2 cases), the Northern District of Ohio (3 cases), the Southern District of Ohio (7 cases), the Eastern District of Pennsylvania, the Western District of Pennsylvania (2 cases), the District of Utah and the Eastern District of Virginia. In the purported class action case filed in the Federal District Court for the Eastern District of Virginia, all proceedings have been stayed and class certification has been denied. All of these federal purported breast implant products liability class action lawsuits have been transferred to the Federal District Court for the Northern District of Alabama for discovery purposes (see "Consolidation of Breast Implant Products Liability Lawsuits" below).

     In one of the federal class actions filed in the Southern District of Ohio (later transferred to the Northern District of Alabama), a class action was conditionally certified on behalf of all breast implant recipients in the United States (and their spouses). The Federal District Court in Alabama has announced that this certification order will be reconsidered and could be confirmed, modified, or vacated. In a case filed in the first quarter of 1994 in the Northern District of Alabama, the Judge has conditionally certified a non-mandatory worldwide class action and has given preliminary approval to a proposed class action settlement involving certain manufacturers (including the Company) of breast implants and suppliers. In the class action filed in the District of Utah, a class certification motion has been denied. In the class action filed in the Eastern District of Michigan, the Court was asked to certify a class action on behalf of breast implant recipients residing outside the United States; this motion was denied, but class certification may be sought again in the future.

- - --------------------------

     Among the 12 purported class action lawsuits brought in various state courts, 9 were filed in 1992 and 3 were filed in the first quarter of 1994. These cases have been filed in the following state courts: The Dade County, Florida Eleventh Judicial Circuit Court; the District Court for the Third Judicial District of Utah; the Philadelphia County, Pennsylvania Court of Common Pleas; the Dauphin County, Pennsylvania Court of Common Pleas; the Cook County, Illinois Circuit Court (2 cases); the Marion County, Indiana Superior Court; the Civil District Court for the Parish of Orleans, Louisiana; the District Court for Douglas County, Nebraska; the Second Judicial District Court for the County of Bernalillo, New Mexico; and the Circuit Court for Multnomah County, Oregon (2 cases). In 5 of these cases (the 2 cases in the Cook County, Illinois Circuit Court, the case in the District Court for the Third Judicial District of Utah, the case in the Philadelphia County, Pennsylvania Court of Common Pleas and the case in the Dauphin County, Pennsylvania Court of Common Pleas), either the purported class action claims have been dismissed or class certification has been denied. The complaint filed in the Second Judicial District Court for the County of Bernalillo, New Mexico was dismissed. The case filed in Douglas County, Nebraska and one of the cases filed in Multnomah County, Oregon were removed from state to federal court and were then transferred to the Federal District Court for the Northern District of Alabama; the purported class action claims in the Douglas County, Nebraska case have been withdrawn. In the case filed in the Civil District Court for the Parish of Orleans, Louisiana, the Court certified a class of women with silicone breast implants who either reside in or received their implants in the State of Louisiana; this order certifying a class action has been upheld on appeal. State purported class action cases in Florida, Indiana, and Louisiana remain active.

     A purported class action was filed in Ontario, Canada during 1993 against Dow Corning Canada, Inc., a wholly-owned subsidiary of the Company. The Judge has entered an order certifying a class of breast implant recipients in the Province of Ontario, Canada; the Ontario Court of Appeals has declined to hear an appeal from this class certification order. In 1993, a petition was filed in Montreal, Canada seeking authorization to institute a class action on behalf of a purported class of breast implant recipients in the Province of Quebec, Canada, against Dow Corning Corporation and Dow Corning Canada, Inc. The court has not yet decided whether to authorize such a class action.

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

     Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts, and have also asked for certain types of equitable relief such as requiring the Company to fund the removal of the breast implants of the class members, to fund medical research into any ailments caused by silicone gel breast implants and to fund periodic medical checkups for the class members. The purported federal class action in the Federal District Court for the Eastern District of Pennsylvania claims monetary damages of more than $75,000 for each plaintiff. One of the purported federal class actions in the Federal District Court for the Southern District of Ohio claims monetary damages of more than $50,000 for each plaintiff. One of the purported federal class actions in the Federal District Court for the District of Minnesota claims an unspecified amount of monetary damages, but claims less than $50,000 for each plaintiff on fraud claims. The purported federal class action in the Federal District Court for the Southern District of California claims more than $50,000 for each plaintiff. One of the purported federal class actions in the Federal District Court for the Western District of Pennsylvania claims damages of $50,000

- - --------------------------

compensatory and $50,000 punitive damages for each plaintiff. Each other purported federal class action specifies monetary damages in an unspecified amount except that they claim the minimal jurisdictional amount. The purported state class action in the Dade County, Florida Eleventh Judicial Circuit Court claims $500,000,000 in punitive damages and unspecified compensatory damages for the class. Each other purported state class action specifies monetary damages in an unspecified amount except that they claim the minimal jurisdictional amounts. The purported class action in Ontario, Canada claims $80,000 in monetary damages for each named plaintiff and unspecified monetary damages for other members of the purported class.

     Monetary damages claimed in these cases in the aggregate may be substantial; however, the Company does not consider the monetary damages claimed to be a realistic measure of the Company's ultimate resolution costs.

Individual Breast Implant Products Liability Lawsuits
- - -----------------------------------------------------

     As of April 15, 1994, the Company has been named, often along with other defendants, in approximately 14,500 individual breast implant products liability lawsuits filed in federal courts and state courts in many different jurisdictions; many of these cases involve multiple plaintiffs. The typical alleged factual bases for these lawsuits include allegations that the plaintiffs' breast implants caused specified ailments, including, among others, autoimmune disease, scleroderma, systemic disorders, joint swelling and chronic fatigue. The Company is sometimes named as the manufacturer of silicone gel breast implants, and other times the Company is named as the supplier of silicone raw materials to other breast implant manufacturers.

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

Consolidation of Breast Implant Products Liability Lawsuits
- - -----------------------------------------------------------

     Many of these breast implant products liability cases have been or are in the process of being consolidated for purposes of case management in federal and state courts. As previously reported, on June 25, 1992, the Judicial Panel on Multidistrict Litigation in In Re Silicone Gel Breast Implants Products Liability Litigation consolidated all federal breast implant cases for discovery purposes in the Federal District Court for the Northern District of Alabama under the multidistrict litigation rules "in order to avoid duplication of discovery, prevent inconsistent pretrial rulings, and preserve the resources of the parties, their counsel and the judiciary." Substantially all federal breast implant cases have been consolidated or are in the process of transfer, or are likely to be transferred, to the Federal District Court for the Northern District of Alabama. A substantial number of breast implant cases originally filed in state courts have been removed to federal court and either have been or are likely to be similarly transferred and consolidated. The Company anticipates that any federal breast implant products liability cases filed after June 25, 1992, as well as some state breast implant cases removed to federal courts, will be transferred to the Federal

- - --------------------------

District Court for the Northern District of Alabama for discovery purposes under the multidistrict litigation rules. In addition, the consolidation of many state breast implant products liability cases has proceeded in many jurisdictions where a substantial number of state breast implant lawsuits have been filed; however, this consolidation of state cases has not occurred in all jurisdictions. As of March 31, 1994, substantially more than half of all breast implant cases were consolidated for pretrial purposes at the federal and state levels. The Company views these case consolidation measures as positive steps toward the management of these various lawsuits and anticipates that current and future breast implant lawsuit consolidations will result in a reduction of litigation defense costs per case. For more information on these matters, see Note 5 of Notes to Consolidated Financial Statements.

Settlement to Resolve Breast Implant Claims
- - -------------------------------------------

     On September 9, 1993, the Company announced that representatives of plaintiffs and defendants involved with silicone breast implant litigation had developed a "Statement of Principles for Global Resolution of Breast Implant Claims" (the "Statement of Principles"). The Statement of Principles summarizes a proposed claims based structured resolution of claims arising out of breast implants which have been or could be asserted against various implant manufacturers, suppliers, physicians and hospitals. Since the announcement of the Statement of Principles, the Company has negotiated with other potential parties to reach a settlement agreement (as described below) similar in concept to the Statement of Principles. As a part of this process, the Company has participated in negotiations with other key funding participants (as defined below) to reach an agreement regarding, among other things, the respective contribution of each of these funding participants to the settlement fund.

     On March 23, 1994, the Company, along with other defendants and representatives of breast implant litigation plaintiffs, signed a Breast Implant Litigation Settlement Agreement (the "Settlement Agreement"). This Settlement Agreement was approved by the Company's Board of Directors on March 28, 1994. Under the Settlement Agreement, as amended, industry participants (the "Funding Participants") would contribute up to approximately $4.2 billion over a period of more than thirty years to establish several special purpose funds. A related funding agreement specifies the amount that each Funding Participant would contribute to the settlement fund. The Settlement Agreement, if implemented, provides for a claims based structured resolution of claims arising out of silicone breast implants, and defines the circumstances under which payments from the funds would be made. The Settlement Agreement includes provisions for (a) class membership and the ability of plaintiffs to opt out of the class, (b) the establishment of defined funds for medical diagnostic/evaluation procedures, explantation, ruptures, compensation for specific diseases and administration, (c) payment terms and timing and (d) claims administration. The Settlement Agreement defines periods during which breast implant plaintiffs may elect not to settle their claims by way of the Settlement Agreement and continue their individual breast implant litigation against manufacturers and other defendants (the "Opt Out Plaintiffs"). In certain circumstances, if any defendant who is a Funding Participant considers the number of Opt Out Plaintiffs maintaining lawsuits against such defendant to be excessive, such defendant may decide to exercise the option to withdraw from participation in the Settlement Agreement.

     On April 1, 1994, the U.S. District Court for the Northern District of Alabama (the "Court") preliminarily approved the Settlement Agreement. The same order also temporarily stayed and suspended federal and state class action certification or notice proceedings relative to federal or state class action lawsuits filed by plaintiffs included in the settlement class.

- - --------------------------

     On April 18, 1994, the Court issued notice of the Settlement Agreement to breast implant plaintiffs eligible to participate in the settlement ("Settlement Class Members"). This notice begins a 60-day period during which Settlement Class Members have the ability to become initial Opt Out Plaintiffs. A Court supervised fairness review process of the Settlement Agreement must be completed before the Settlement Agreement can be implemented. If the Court grants final approval of the Settlement Agreement, claims can then be validated. The Court's final approval of the Settlement Agreement is subject to appeal.


SECURITIES LAWS AND SHAREHOLDER DERIVATIVE LAWSUITS

Securities Laws Purported Class Action Lawsuits
- - -----------------------------------------------

     As of April 15, 1994, the Company and certain of its directors and officers were named, as defendants with others, in two purported securities laws class action lawsuits filed by purchasers of stock of Corning Incorporated (Corning) and The Dow Chemical Company (Dow). These cases were originally filed as several separate cases in the Federal District Court for the Southern District of New York in the first quarter of 1992; these cases were consolidated in the second quarter of 1992 so that there is one case involving claims on behalf of purchasers of stock of Corning and one case involving claims on behalf of purchasers of stock of Dow. The plaintiffs in these cases allege, among other things, misrepresentations and omissions of material facts and breach of duty with respect to purchasers of stock of Corning and Dow relative to the breast implant issue. The relief sought in these cases is monetary damages in unspecified amounts. Motions to dismiss both cases have been filed by all defendants.


Shareholder Derivative Lawsuits
- - -------------------------------

     As of April 15, 1994, the Company and/or certain of its directors and officers were named in three shareholder derivative lawsuits filed by shareholders of Corning and Dow Chemical. The plaintiffs in these cases allege various breaches of fiduciary duties claimed to be owed by the defendants relative to the breast implant issue. The relief sought by the shareholders filing these suits on behalf of Dow Chemical and Corning is monetary damages in unspecified amounts. Motions to dismiss these cases have been filed by all defendants.



GRAND JURY INVESTIGATION

     On February 8, 1993, the Company received two federal grand jury subpoenas initiated by the Assistant U.S. Attorney in Baltimore, Maryland seeking documents and information related to silicone breast implants. The Company has provided information in response to the subpoenas and continues to cooperate with the Assistant U.S. Attorney as this grand jury investigation proceeds.

- - --------------------------

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

     On September 13, 1993, plaintiff insurers in the Michigan Action brought a motion in the California Action for the California Action to be stayed or dismissed in favor of the Michigan Action on the grounds of inconvenient forum. On October 1, 1993, the California Court dismissed the California Action on the grounds of inconvenient forum. In light of this ruling, the Company has elected to litigate the coverage issues on breast implant products liability lawsuits and claims in the Michigan Action.

     On March 11, 1994, the court in the Michigan Action ruled that certain of the Company's primary insurers have a duty to defend the Company with respect to breast implant products liability lawsuits. These insurers were also directed to reimburse the Company for certain defense costs previously incurred.

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


ITEMS 2. THROUGH 4.
- - -------------------

     Items omitted in accordance with General Instruction H of Form 10-Q.

ITEM 5.  OTHER INFORMATION
- - --------------------------

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

     (a)  Exhibits

          See the Exhibit Index which is located on page 22.

     (b)  Reports on Form 8-K

          The Company has filed a Form 8-K on January 14, 1994, in connection with a special charge to reflect the Company's best estimate of the costs of resolving breast implant litigation and related matters.

          The Company has filed a Form 8-K on February 14, 1994, in connection with a preliminary agreement for a proposed settlement of breast implant litigation and related matters.

          The Company has filed a Form 8-K on March 24, 1994, in connection with a written agreement specifying the terms for the Company's participation in a proposed settlement of breast implant litigation and related matters.

          The Company has filed a Form 8-K on March 29, 1994, in connection with the review and approval by the Company's board of directors of a written agreement specifying the terms for the Company's participation in a proposed settlement of breast implant litigation and related matters.

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      DOW CORNING CORPORATION



      Date         April 27, 1994                     R. A. Hazleton
                 ------------------                   ------------------------
                                                      R. A. Hazleton
                                                      President and Chief
                                                      Executive Officer





      Date         April 27, 1994                     J. W. Churchfield
                 ------------------                   ------------------------
                                                      J. W. Churchfield
                                                      Vice President for
                                                      Planning and Finance and
                                                      Chief Financial Officer

                            DOW CORNING CORPORATION
                            -----------------------
                                 EXHIBIT INDEX
                                 -------------




     These exhibits are numbered in accordance with Exhibit Table I of
Item 601 of Regulation S-K.



 Exhibit
 Number                        Description                         Page Number
 -------                       -----------                         -----------

   12        Computation of ratio of earnings to fixed charges         23