Form 10-Q
period 1994-06-30
DOW CORNING CORP
filed 1994-07-15
CIK 29917

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 1994             Commission File Number 1-7518



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

                                                                    Page
                                                                    ----

     Consolidated balance sheets at June 30, 1994 and
       December 31, 1993                                              3

     Consolidated statements of operations and retained
       earnings for the three months ended June 30, 1994
       and 1993                                                       4

     Consolidated statements of operations and retained
       earnings for the six months ended June 30, 1994
       and 1993                                                       5

     Consolidated statements of cash flow for the six
       months ended June 30, 1994 and 1993                            6

     Notes to consolidated financial statements                       7

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

                           DOW CORNING CORPORATION
                           -----------------------
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                 (in millions of dollars except share data)

                                                 June 30,      December 31,
               ASSETS                              1994            1993
               ------                            --------      ------------

CURRENT ASSETS:
    Cash and cash equivalents                    $  435.9        $  263.0
    Short-term investments                            0.2             0.9
    Accounts and notes receivable (less
      allowance for doubtful accounts of
      $9.9 in 1994 and $8.4 in 1993)                521.8           373.0
    Inventories                                     298.7           285.6
    Other current assets                            124.4           146.7
                                                 --------        --------

         Total current assets                     1,381.0         1,069.2
                                                 --------        --------

PROPERTY, PLANT AND EQUIPMENT, at cost            2,838.0         2,710.7
    Less - accumulated depreciation              (1,654.2)       (1,544.6)
                                                 --------        --------
                                                  1,183.8         1,166.1
                                                 --------        --------

OTHER ASSETS                                      1,000.1         1,027.0
                                                 --------        --------

                                                 $3,564.9        $3,262.3
                                                 ========        ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
    Short-term borrowings                        $  459.2        $  267.2
    Accounts payable                                130.0           147.1
    Other current liabilities                       258.3           356.3
                                                 --------        --------

         Total current liabilities                  847.5           770.6
                                                 --------        --------

LONG-TERM DEBT                                      394.4           314.7
                                                 --------        --------

DEFERRED TAXES AND OTHER LIABILITIES:
    Deferred income taxes                            19.6            14.6
    Other liabilities                             1,440.4         1,411.2
                                                 --------        --------
                                                  1,460.0         1,425.8
                                                 --------        --------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES      110.0           102.8
                                                 --------        --------

STOCKHOLDERS' EQUITY:
    Common stock, $5 par value (2,500,000
      shares authorized and outstanding)             12.5            12.5
    Retained earnings                               682.0           604.3
    Cumulative translation adjustment                58.5            31.6
                                                 --------        --------

         Stockholders' equity                       753.0           648.4
                                                 --------        --------

                                                 $3,564.9        $3,262.3
                                                 ========        ========

                           DOW CORNING CORPORATION
                           -----------------------
         CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
         -----------------------------------------------------------
                  (in millions of dollars except share data)

                                               Three months ended June 30,
                                               ---------------------------
                                                    1994         1993
                                                   ------       ------

NET SALES                                          $552.4       $519.9


OPERATING COSTS AND EXPENSES:
     Manufacturing cost of sales                    359.7        353.0
     Marketing and administrative expenses          101.4         95.9
                                                   ------       ------

                                                    461.1        448.9
                                                   ------       ------


OPERATING INCOME                                     91.3         71.0


OTHER INCOME (EXPENSE):
     Interest income, currency gains (losses)
       and other, net                                (1.7)         0.2
     Interest expense                               (17.5)        (8.5)
                                                   ------       ------


INCOME BEFORE INCOME TAXES                           72.1         62.7

     Income taxes                                    28.1         21.3

     Minority interests' share in income              3.5          5.1
                                                   ------       ------


NET INCOME (1994 - $16.20 per share; 1993 -
  $14.52 per share)                                  40.5         36.3


Retained earnings at beginning of period            641.5        922.0
                                                   ------       ------


Retained earnings at end of period                 $682.0       $958.3
                                                   ======       ======

                           DOW CORNING CORPORATION
                           -----------------------
         CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
         -----------------------------------------------------------
                 (in millions of dollars except share data)

                                               Six months ended June 30,
                                               -------------------------
                                                   1994         1993
                                                 --------     --------

NET SALES                                        $1,061.5     $1,010.7


OPERATING COSTS AND EXPENSES:
     Manufacturing cost of sales                    691.0        682.6
     Marketing and administrative expenses          194.7        194.9
                                                 --------     --------

                                                    885.7        877.5
                                                 --------     --------


OPERATING INCOME                                    175.8        133.2



OTHER INCOME (EXPENSE):
     Interest income, currency gains (losses)
       and other, net                                (3.7)        (2.6)
     Interest expense                               (33.6)       (17.0)
                                                 --------     --------


INCOME BEFORE INCOME TAXES                          138.5        113.6

     Income taxes                                    54.0         38.1

     Minority interests' share in income              6.8          8.5
                                                 --------     --------


NET INCOME (1994 - $31.08 per share; 1993 -
  $26.80 per share)                                  77.7         67.0


Retained earnings at beginning of period            604.3        891.3
                                                 --------     --------


Retained earnings at end of period               $  682.0     $  958.3
                                                 ========     ========

                           DOW CORNING CORPORATION
                           -----------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                     ------------------------------------
                          (in millions of dollars)

                                                Six months ended June 30,
                                                -------------------------
                                                    1994         1993
                                                   ------       ------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                    $ 77.7       $ 67.0
     Depreciation and amortization                   90.8         96.5
     Other, net                                      49.2         41.6
     Changes in operating assets and liabilities   (107.4)       (36.1)
     Implant related spending                      (132.4)       (46.5)
     Noncash portion of implant charges              14.5          -
                                                   ------       ------

         Cash provided by (used for) operating
           activities                                (7.6)       122.5
                                                   ------       ------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                           (83.2)       (87.7)
     Deposit received                                 -           66.3
     Other, net                                      (0.6)        10.0
                                                   ------       ------

         Cash used for investing activities         (83.8)       (11.4)
                                                   ------       ------



CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term borrowings                            84.2         37.7
     Payments on long-term debt                     (28.3)       (33.6)
     Net change in short-term borrowings            208.5         13.1
                                                   ------       ------

         Cash provided by financing activities      264.4         17.2
                                                   ------       ------


EFFECT OF EXCHANGE RATE CHANGES ON CASH              (0.1)         0.2
                                                   ------       ------


CHANGES IN CASH AND CASH EQUIVALENTS:
     Net increase in cash and cash equivalents      172.9        128.5
     Cash and cash equivalents at beginning
       of period                                    263.0          8.4
                                                   ------       ------

         Cash and cash equivalents at end
           of period                               $435.9       $136.9
                                                   ======       ======

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


NOTE 5 - Sale of Assets
- - -----------------------

     In June 1992, the Company announced its intent to offer for sale its medical device business, which principally included metal orthopedic implant devices and other specialty devices. On July 1, 1993, the Company sold the metal orthopedic device assets for approximately $66.3 in cash. This cash was received prior to July 1, 1993, and, as a deposit, was included in other current liabilities at June 30, 1993. The Company's investment in assets was approximately $70.0, most of which represented current assets. The loss resulting from the sale of the metal orthopedic device assets, recorded in the second quarter of 1993, did not have a material effect on the Company's consolidated financial position or results of operations.

NOTE 6 - Contingencies
- - ----------------------

Breast Implant Business
- - -----------------------

     Prior to January 6, 1992, the Company, directly and through its wholly-owned subsidiary, Dow Corning Wright Corporation, was engaged in the manufacture and sale of silicone gel breast implants. As part of a review process initiated in 1991 by the United States Food and Drug Administration
(FDA) of Premarket Approval Applications (PMAA) for silicone gel breast implants, on January 6, 1992, the FDA asked breast implant producers and medical practitioners to voluntarily halt the sale and use of silicone gel breast implants pending further review of the safety and effectiveness of such devices, and the Company complied with the FDA's request and suspended shipments of implants. Subsequently, the Company announced that it would not resume the production or sale of silicone gel breast implants and that it would withdraw its PMAA for silicone gel breast implants from consideration by the FDA. The Company also commenced a program to provide up to $1,200 (in whole dollars) per patient to support medical costs of removing the Company's silicone gel breast implants from women who have a documented medical need to have their implants removed and who cannot afford the procedure. As of July 8, 1994, approximately 3,700 women have made use of this program.

     Since late 1991, there has been considerable publicity associated with the breast implant controversy, and the Company experienced a substantial increase in the number of lawsuits against the Company relating to breast implants. As of July 8, 1994, the Company has been named, often together with other defendants, in approximately 15,900 pending breast implant products liability lawsuits filed by or on behalf of individuals who claim to have or have had silicone gel breast implants. Many of these cases involve multiple plaintiffs. In addition, there were 45 purported breast implant products liability class action lawsuits which had been filed against the Company as of July 8, 1994. It is anticipated that the Company will be named as a defendant in additional breast implant lawsuits in the future. The typical alleged factual bases for these lawsuits include allegations that the plaintiffs' breast implants caused specified ailments, including, among other things, autoimmune disease, scleroderma, systemic disorders, joint swelling and chronic fatigue. The Company is sometimes named as the manufacturer of silicone gel breast implants, and other times the Company is named as the supplier of silicone raw materials to other breast implant manufacturers. The Company is vigorously defending this litigation asserting, among other defenses, that there is no causal connection between silicone breast implants and the ailments alleged by the plaintiffs in these cases.

     Consolidation of a substantial number of breast implant lawsuits for pretrial purposes has occurred in federal court (U.S. District Court for the Northern District of Alabama, the "Court") and various state courts where a substantial number of breast implant lawsuits have been filed. As of June 30, 1994, substantially more than half of all breast implant cases have been consolidated for pretrial purposes at the federal and state levels. The Company anticipates that breast implant lawsuit consolidations will result in a reduction of litigation defense costs.

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

- - ----------------------

     On March 23, 1994, the Company, along with other defendants and representatives of breast implant litigation plaintiffs, signed a Breast Implant Litigation Settlement Agreement (the "Settlement Agreement"). This Settlement Agreement was approved by the Company's Board of Directors on March 28, 1994. Under the Settlement Agreement, as amended, industry participants (the "Funding Participants") would contribute up to approximately $4.2 billion over a period of more than thirty years to establish several special purpose funds. A related funding agreement specifies the amount that each Funding Participant would contribute to the settlement fund and the timing of those contributions. The Settlement Agreement, if implemented, provides for a claims based structured resolution of claims arising out of silicone breast implants, and defines the circumstances under which payments from the funds would be made. The Settlement Agreement includes provisions for (a) class membership and the ability of plaintiffs to opt out of the class, (b) the establishment of defined funds for medical diagnostic/evaluation procedures, explantation, ruptures, compensation for specific diseases and administration, (c) payment terms and timing and (d) claims administration. The Settlement Agreement defines periods during which breast implant plaintiffs may elect not to settle their claims by way of the Settlement Agreement and continue their individual breast implant litigation against manufacturers and other defendants (the "Opt Out Plaintiffs"). In certain circumstances, if any defendant who is a Funding Participant considers the number of Opt Out Plaintiffs maintaining lawsuits against such defendant to be excessive, such defendant may decide to exercise the option to withdraw from participation in the settlement during a number of periods specified in the Settlement Agreement. On April 1, 1994, the Court preliminarily approved the Settlement Agreement.

     On April 18, 1994, the Court issued notice of the Settlement Agreement to breast implant recipients and others who may be eligible to participate in the settlement ("Settlement Class Members"). This notice began a 60-day period, ending June 17, 1994, during which Settlement Class Members had the ability to become initial Opt Out Plaintiffs. This period was extended to July 1, 1994 with respect to certain Settlement Class Members whose Court issued notice was delayed. In addition, the Court has afforded initial Opt Out Plaintiffs an opportunity to rejoin the settlement within specified periods which currently end no later than July 31, 1994.

     The Court is in the process of recording information as it is received from initial Opt Out Plaintiffs. Because this process is ongoing, and because the periods for opting out of and for rejoining the settlement have been modified, the Company has not yet received information sufficient to evaluate
(a) the ultimate number of initial Opt Out Plaintiffs with claims against the Company, (b) the severity of those claims, and (c) the validity, accuracy and consistency of information submitted by the initial Opt Out Plaintiffs. Because information necessary to evaluate the situation relative to Opt Out Plaintiffs is incomplete, the Company has not yet decided whether to remain as a participant in or to exercise one of its options to withdraw from the Settlement Agreement, and has not yet been able to evaluate the potential financial impact of initial Opt Out Plaintiffs' claims against the Company.

     Various preliminary estimates of the aggregate number of initial Opt Out Plaintiffs have been made public. However, the ultimate number of Opt Out Plaintiffs with claims against the Company cannot be determined at this time because (a) the estimates did not indicate what portion of filed opt out election forms relate to potential claims against the Company, (b) initial Opt Out Plaintiffs who have filed opt out election forms with the Court may rejoin the settlement, and (c) the validity, accuracy and consistency of filed opt out election forms have not yet been assessed. Once opt out information provided by the Court is sufficient to assess the number and severity of opt out claims, the Company's qualitative evaluation of the claims of Opt Out Plaintiffs and its evaluation of the potential financial impact of these claims can proceed.

- - ----------------------

     A Court supervised fairness review process of the Settlement Agreement must be completed before the Settlement Agreement can be implemented. A hearing by the Court relative to the fairness of the Settlement Agreement is currently scheduled for August 18, 1994. By this date, the Company is hopeful that information relative to initial Opt Out Plaintiffs will be complete and available. The Company must decide by August 17, 1994 whether to remain as a participant in or to exercise one of its options to withdraw from the Settlement Agreement unless an extension of this deadline is granted by the Court. If the Court grants final approval of the Settlement Agreement, claims can then be validated. The Court's final approval of the Settlement Agreement is subject to appeal.

     Management continues to believe that the Settlement Agreement is a responsible and cost efficient approach to resolving breast implant litigation against the Company. Further, management continues to believe that the Company's participation in the Settlement Agreement will be viable only if, among other things, (a) adequate insurance support is provided to Funding Participants by their insurance carriers and (b) substantially all plaintiffs participate in the settlement.

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

     On January 14, 1994, the Company announced a pretax charge of $640.0 for the fourth quarter of 1993. This charge included the Company's best estimate of its potential liability for breast implant litigation based on settlement negotiations, and also included provisions for legal, administrative, and research costs related to breast implants, for a total of $1.24 billion, less expected insurance recoveries of $600.0. The amounts recorded by the Company for the estimated cost of settling breast implant litigation and claims and anticipated insurance reimbursements were determined on a present-value basis using a discount rate of 7.0% over a period of more than 30 years.

     Amounts recorded in the accompanying balance sheets as a result of the provisions described above are summarized in the following table:

                                                 June 30,   December 31,
                                                   1994         1993
                                                 --------   ------------
     Implant Insurance Receivable
         Shown in other current assets           $   61.0     $    -
         Shown in other assets                      644.7        663.7

     Implant Reserve
         Shown in other current liabilities          60.4        158.7
         Shown in other liabilities               1,124.8      1,100.0

     Implant Deferred Tax Asset
         Shown in other current assets               21.1         55.5
         Shown in other assets                      168.0        175.0

- - ----------------------

     The amounts shown above are adjusted as insurance proceeds are received, as payments are made against reserves, and as imputed interest is recorded on discounted amounts. The implant insurance receivable of $705.7 shown above is approximately $1.2 billion on an undiscounted basis. The implant reserve of $1,185.2 shown above is approximately $2.1 billion on an undiscounted basis. Differences between discounted amounts recorded in the financial statements and undiscounted amounts represent imputed interest to be recorded over the life of the liability. Cash payments net of insurance recoveries are expected to be $121.5 in 1994, $1.7 in 1995, $25.7 in 1996, $295.8 in 1997, $79.4 in
1998, and $495.9 thereafter.

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

     As of June 30, 1994, the Company had a substantial amount of unexhausted claims-made insurance coverage with respect to lawsuits and claims commencing 1986 and thereafter. For lawsuits and claims involving implant dates prior to 1986, the Company believes substantial coverage exists under a number of primary and excess occurrence policies having various limits. Because defense costs and disposition of particular breast implant lawsuits and claims may be covered, in whole or in part, both by the claims-made coverage issued from and after 1986, and one or more of the occurrence policies issued prior to 1986, determination of aggregate insurance coverage depends on, among other things, how defense and indemnity costs are allocated among the various policy periods.

     Discussions among the Company and its primary insurance carriers have occurred and are continuing with a view toward reaching an agreement as to the allocation of costs of breast implant litigation among the various insurance carriers issuing products liability insurance policies to the Company relative to breast implants and other products. The Company became dissatisfied with the progress being made toward reaching such an agreement, and in 1993 commenced a lawsuit against certain of these insurance carriers seeking, among other things, a judicial enforcement of the obligations of the insurance carriers under certain of these insurance policies (for additional information regarding this lawsuit, see Legal Proceedings, Part II, Item 1). Management continues to believe that it is probable that the Company will recover from its insurance carriers a substantial amount of breast implant related payments which have been or may be made by the Company. In reaching this belief, the Company has analyzed its insurance policies, considered its history of coverage and insurance reimbursement for these types of claims, and consulted with knowledgeable third parties with significant experience in insurance coverage matters. The amount recorded by the Company as an insurance receivable is substantially less than the amount for which the Company will seek reimbursement if the Settlement Agreement proceeds.

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

- - ----------------------

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


Environmental Matters
- - ---------------------

     The Company has been advised by the United States Environmental Protection Agency (EPA) or by similar state regulatory agencies that the Company, together with others, is a Potentially Responsible Party (PRP) with respect to a portion of the cleanup costs and other related matters involving a number of abandoned hazardous waste disposal facilities. Management believes that there are 14 sites at which the Company may have some liability, although management currently expects to settle the Company's liability for a majority of these sites for de minimis amounts. Based upon preliminary estimates by the EPA or the PRP groups formed with respect to these sites, the aggregate liabilities for all PRPs at these sites at which management currently believes the Company may have more than the de minimis liability is $115.2. Management cannot currently estimate the aggregate liability for all PRPs at those sites at which management expects the Company has a de minimis liability.

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


Receivables Sold
- - ----------------

     The Company sells certain receivables with limited recourse provisions. Dow Corning Corporation sells on an ongoing basis substantially all of its U.S. trade receivables, with limited recourse, to Bay Asset Funding Corporation ("BAFC"), a wholly owned but separate corporate entity of the Company. BAFC has agreements in place with third parties whereby it may sell on an ongoing basis fractional ownership interests in such trade receivables, with limited recourse, for a purchase price of up to $65.0. The agreements contemplate that (a) the trade receivables sold to BAFC by the Company are solely the assets of BAFC, (b) the creditors of BAFC are separate from the creditors of the Company, and (c) in the event of a liquidation of BAFC, such creditors would be entitled to satisfy their claims from BAFC's assets prior to any distribution to the Company. Net of related reserves, the amount of receivables sold under third party agreements which remained uncollected at June 30, 1994 was $5.0. The sale of such receivables resulted in net proceeds of approximately $4.9.

- - ----------------------

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


NOTE 7 - Reclassifications
- - --------------------------

     Certain reclassifications of prior year amounts have been made to conform to the presentation adopted in 1994.






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

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS
- - ----------------------------------------
                         (in millions of dollars)


Results of Operations
- - ---------------------

     Second quarter net sales increased $32.5 or 6.3% over levels reported for the comparable period in 1993. Net sales for the first six months of 1994 increased $50.8 or 5.0% over 1993. These increases are attributable to higher sales volumes, partially offset by lower selling prices. The effect of currency strengthening in Japan had a favorable effect on sales for the second quarter of 1994 as well as the first six months of 1994.

     Manufacturing cost of sales, as a percent of net sales, was 65.1% for the second quarter of 1994 and 67.9% for the second quarter of 1993. For the first six months, this percentage was 65.1% in 1994 and 67.5% in 1993. These decreases are attributable to lower personnel and depreciation costs.

     Marketing and administrative expenses, as a percent of net sales, were relatively unchanged for the second quarter of 1994 as compared to 1993. Six-month results showed a decrease from 19.3% in 1993 to 18.3% in 1994. This decrease is also attributable to lower personnel costs combined with lower variable selling costs.

     Interest expense was up relative to the prior year as a result of $14.1 in imputed interest recognized on the net discounted implant liability (as further discussed in Note 6 of Notes to Consolidated Financial Statements) and higher average levels of debt.

     The effective tax rate for the second quarter and first six months of 1994 was 39%, compared to 34% for the second quarter of 1993 and 33.5% for the first six months of 1993. The higher effective rate in 1994 is due to lower anticipated foreign tax credits.


Credit Availability
- - -------------------

     During 1993, the Company terminated a revolving credit agreement which was in place at December 31, 1992, and replaced it with a revolving credit agreement with 16 domestic and foreign banks which provides for borrowings on a revolving credit basis until November 1997 of up to $400.0. At June 30, 1994, there was $375.0 outstanding under this facility. The Company also has agreements with several banks whereby it may borrow up to $297.2 under short-term lines of credit. The Company pays a fixed service fee for certain of these facilities in lieu of any compensating cash balances. Included in short-term borrowings are amounts outstanding under these facilities at June 30, 1994, of $68.4.

     Various debt agreements, the Revolving Credit Agreement included, contain various debt restrictions and provisions relating to property liens, sale and leaseback transactions, debt to tangible capital ratio, and funds flow. In addition, the Revolving Credit Agreement provides the participating banks with the right, subject to a majority vote, to demand payment upon the occurrence of certain events including the Company exercising one of its options to withdraw from the Settlement Agreement or breast implant litigation expenditures net of insurance recoveries exceeding certain limits. Under the terms of the Revolving Credit Agreement as amended on May 27, 1994, these limits have not been exceeded as of July 8, 1994.

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

     Management believes that the credit facilities currently in place are adequate to meet the short-term financing needs of the Company. Management also believes that the Company will generate the financial liquidity required to meet ongoing operational needs and to participate in the breast implant litigation Settlement Agreement (as described in Note 6 of Notes to Consolidated Financial Statements). This belief is based on, among other things, management's estimate of future operational cash flows, its assessment that recovery of substantial amounts of settlement obligations from its insurance carriers is probable, and its evaluation of current financing arrangements.


Contingencies
- - -------------

     For information regarding contingencies, including a discussion of breast implant litigation and the Company's environmental liabilities, see Note 6 of Notes to Consolidated Financial Statements.

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


BREAST IMPLANT LITIGATION

Breast Implant Products Liability Purported Class Action Lawsuits
- - -----------------------------------------------------------------

     As of July 8, 1994, the Company had been named, generally as one of several defendants, in 45 purported breast implant products liability class action lawsuits filed on behalf of individuals who claim to have or have had silicone gel breast implants. Of these lawsuits, 31 have been brought in various Federal District Courts, 12 have been brought in various state courts, and 2 have been brought in courts in Canada.

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

     In one of the federal class actions filed in the Southern District of Ohio (later transferred to the Northern District of Alabama), a class action was conditionally certified on behalf of all breast implant recipients in the United States (and their spouses). In a case filed in the first quarter of 1994 in the Northern District of Alabama, the Judge has conditionally certified a non-mandatory worldwide class action and has given preliminary approval to a proposed class action settlement involving certain manufacturers (including the Company) of breast implants and suppliers. The Court has also ordered that, if the preliminarily approved settlement class is confirmed and permanently certified, the conditionally certified class action originally filed in the Southern District of Ohio shall be deemed vacated 30 days after the date of the Court's confirmation and certification order. In the class action filed in the District of Utah, a class certification motion has been denied. Such denial is being appealed. In the class action filed in the Eastern District of Michigan, the Court was asked to certify a class action on behalf of breast implant recipients residing outside the United States; this motion was denied, but class certification may be sought again in the future.

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

- - --------------------------

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


Individual Breast Implant Products Liability Lawsuits
- - -----------------------------------------------------

     As of July 8, 1994, the Company has been named, often along with other defendants, in approximately 15,900 individual breast implant products liability lawsuits filed in federal courts and state courts in many different jurisdictions; many of these cases involve multiple plaintiffs. The typical alleged factual bases for these lawsuits include allegations that the plaintiffs' breast implants caused specified ailments, including, among others, autoimmune disease, scleroderma, systemic disorders, joint swelling and chronic fatigue. The Company is sometimes named as the manufacturer of silicone gel breast implants, and other times the Company is named as the supplier of silicone raw materials to other breast implant manufacturers.

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


Consolidation of Breast Implant Products Liability Lawsuits
- - -----------------------------------------------------------

     Many of these breast implant products liability cases have been or are in the process of being consolidated for purposes of case management in federal and state courts. As previously reported, on June 25, 1992, the Judicial Panel on Multidistrict Litigation in "In Re Silicone Gel Breast Implants Products Liability Litigation" consolidated all federal breast implant cases for discovery purposes in the Federal District Court for the Northern District of Alabama under the multidistrict litigation rules "in order to avoid duplication of discovery, prevent inconsistent pretrial rulings, and preserve the resources of the parties, their counsel and the judiciary." Substantially all federal breast implant cases have been consolidated or are in the process of transfer, or are likely to be transferred, to the Federal District Court for the Northern District of Alabama. A substantial number of breast implant cases originally filed in state courts have been removed to federal court and either have been or are likely to be similarly transferred and consolidated. The Company anticipates that any federal breast implant products liability cases filed after June 25, 1992, as well as some state breast implant cases removed to federal courts, will be transferred to the Federal District Court for the Northern District of Alabama for discovery purposes under the multidistrict litigation rules. In addition, the consolidation of many state breast implant products liability cases has proceeded in many jurisdictions where a substantial number of state breast implant lawsuits have been filed; however, this consolidation of state cases has not occurred in all jurisdictions. As of June 30, 1994, substantially more than half of all breast implant cases were consolidated for pretrial purposes at the federal and state levels. The Company views these case consolidation measures as positive steps toward the management of these various lawsuits and anticipates that breast implant lawsuit consolidations will result in a reduction of litigation defense costs per case. For more information on these matters, see
Note 6 of Notes to Consolidated Financial Statements.

- - --------------------------

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

     On March 23, 1994, the Company, along with other defendants and representatives of breast implant litigation plaintiffs, signed a Breast Implant Litigation Settlement Agreement (the "Settlement Agreement"). This Settlement Agreement was approved by the Company's Board of Directors on March 28, 1994. Under the Settlement Agreement, as amended, industry participants (the "Funding Participants") would contribute up to approximately $4.2 billion over a period of more than thirty years to establish several special purpose funds. A related funding agreement specifies the amount that each Funding Participant would contribute to the settlement fund. The Settlement Agreement, if implemented, provides for a claims based structured resolution of claims arising out of silicone breast implants, and defines the circumstances under which payments from the funds would be made. The Settlement Agreement includes provisions for (a) class membership and the ability of plaintiffs to opt out of the class, (b) the establishment of defined funds for medical diagnostic/evaluation procedures, explantation, ruptures, compensation for specific diseases and administration, (c) payment terms and timing and (d) claims administration. The Settlement Agreement defines periods during which breast implant plaintiffs may elect not to settle their claims by way of the Settlement Agreement and continue their individual breast implant litigation against manufacturers and other defendants (the "Opt Out Plaintiffs"). In certain circumstances, if any defendant who is a Funding Participant considers the number of Opt Out Plaintiffs maintaining lawsuits against such defendant to be excessive, such defendant may decide to exercise the option to withdraw from participation in the settlement during a number of periods specified in the Settlement Agreement.

     On April 1, 1994, the U.S. District Court for the Northern District of Alabama (the "Court") preliminarily approved the Settlement Agreement. The same order also temporarily stayed and suspended federal and state class action certification or notice proceedings relative to federal or state class action lawsuits filed by plaintiffs included in the settlement class.

     On April 18, 1994, the Court issued notice of the Settlement Agreement to breast implant recipients and others who may be eligible to participate in the settlement ("Settlement Class Members"). This notice began a 60-day period, ending June 17, 1994, during which Settlement Class Members have the ability to become initial Opt Out Plaintiffs. This period was extended to July 1, 1994 with respect to certain Settlement Class Members whose Court issued notice was delayed. In addition, the Court has afforded initial Opt Out Plaintiffs an opportunity to rejoin the settlement within specified periods which currently end no later than July 31, 1994.

- - --------------------------

     A Court supervised fairness review process of the Settlement Agreement must be completed before the Settlement Agreement can be implemented. A hearing by the Court relative to the fairness of the Settlement Agreement is currently scheduled for August 18, 1994. By this date, the Company is hopeful that information relative to initial Opt Out Plaintiffs will be complete and available. The Company must decide by August 17, 1994 whether to remain as a participant in or to exercise one of its options to withdraw from the Settlement Agreement unless an extension of this deadline is granted by the Court. If the Court grants final approval of the Settlement Agreement, claims can then be validated. The Court's final approval of the Settlement Agreement is subject to appeal.


SECURITIES LAWS AND SHAREHOLDER DERIVATIVE LAWSUITS

Securities Laws Purported Class Action Lawsuits
- - -----------------------------------------------

     As of July 8, 1994, the Company and certain of its directors and officers were named, as defendants with others, in two purported securities laws class action lawsuits filed by purchasers of stock of Corning Incorporated (Corning) and The Dow Chemical Company (Dow). These cases were originally filed as several separate cases in the Federal District Court for the Southern District of New York in the first quarter of 1992; these cases were consolidated in the second quarter of 1992 so that there is one case involving claims on behalf of purchasers of stock of Corning and one case involving claims on behalf of purchasers of stock of Dow. The plaintiffs in these cases allege, among other things, misrepresentations and omissions of material facts and breach of duty with respect to purchasers of stock of Corning and Dow relative to the breast implant issue. The relief sought in these cases is monetary damages in unspecified amounts. Motions to dismiss both cases have been filed by all defendants.


Shareholder Derivative Lawsuits
- - -------------------------------

     As of July 8, 1994, the Company and/or certain of its directors and officers were named in three shareholder derivative lawsuits filed by shareholders of Corning and Dow Chemical. The plaintiffs in these cases allege various breaches of fiduciary duties claimed to be owed by the defendants relative to the breast implant issue. The relief sought by the shareholders filing these suits on behalf of Dow Chemical and Corning is monetary damages in unspecified amounts. Motions to dismiss these cases have been filed by all defendants.


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

     Items omitted in accordance with General Instruction H of Form 10-Q.

ITEM 5.  OTHER INFORMATION
- - --------------------------

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

     (a)  Exhibits

          See the Exhibit Index which is located on page 24.

     (b)  Reports on Form 8-K

          The Registrant has filed no reports on Form 8-K during the quarter.

                                SIGNATURES
                                ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      DOW CORNING CORPORATION



      Date         July 14, 1994                      R. A. Hazleton
              ---------------------                   -----------------------
                                                      R. A. Hazleton
                                                      President and Chief
                                                      Executive Officer





      Date         July 14, 1994                      J. W. Churchfield
               ---------------------                  -----------------------
                                                      J. W. Churchfield
                                                      Vice President for
                                                      Planning and Finance and
                                                      Chief Financial Officer

                           DOW CORNING CORPORATION
                           -----------------------
                                EXHIBIT INDEX
                                -------------


     These exhibits are numbered in accordance with Exhibit Table I of Item 601 of Regulation S-K.


Exhibit
Number                       Description                         Page Number
- - -------                      -----------                         -----------

  12      Computation of ratio of earnings to fixed charges          25