Form 10-Q
period 1994-09-30
DOW CORNING CORP
filed 1994-11-08
CIK 29917

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 1994        Commission File Number 1-7518



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

ITEM 1.  FINANCIAL STATEMENTS
- - - -----------------------------

     Following is an index of the consolidated financial statements of Dow Corning Corporation included as a part of this report.

                                                                         Page
                                                                         ----

     Consolidated balance sheets at September 30, 1994 and
          December 31, 1993                                                3

     Consolidated statements of operations and retained earnings for
          the three months ended September 30, 1994 and 1993               4

     Consolidated statements of operations and retained earnings for
          the nine months ended September 30, 1994 and 1993                5

     Consolidated statements of cash flow for the nine months ended
          September 30, 1994 and 1993                                      6

     Notes to consolidated financial statements                            7


     The consolidated financial statements include the accounts of Dow Corning Corporation and all subsidiaries.

     The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the unaudited interim periods. All such adjustments are of a normal, recurring nature.

                           DOW CORNING CORPORATION
                           -----------------------
                         CONSOLIDATED BALANCE SHEET
                         --------------------------
                  (in millions of dollars except share data)


                                                   September 30,  December 31,
                   ASSETS                              1994           1993
                   ------                          -------------  ------------

  CURRENT ASSETS:
    Cash and cash equivalents                        $  166.7       $  263.0
    Short-term investments                                0.4            0.9
    Accounts and notes receivable (less allowance
      for doubtful accounts of $10.3 in 1994 and
      $8.4 in 1993)                                     471.4          373.0
    Inventories                                         305.1          285.6
    Other current assets                                 95.3          146.7
                                                     --------       --------

         Total current assets                         1,038.9        1,069.2
                                                     --------       --------

PROPERTY, PLANT AND EQUIPMENT, at cost                2,897.4        2,710.7
    Less - accumulated depreciation                  (1,707.5)      (1,544.6)
                                                     --------       --------
                                                      1,189.9        1,166.1
                                                     --------       --------

OTHER ASSETS                                          1,315.9        1,027.0
                                                     --------       --------

                                                     $3,544.7       $3,262.3
                                                     ========       ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term borrowings                            $  456.5       $  267.2
    Accounts payable                                    137.8          147.1
    Other current liabilities                           231.4          356.3
                                                     --------       --------

         Total current liabilities                      825.7          770.6
                                                     --------       --------

LONG-TERM DEBT                                          362.5          314.7
                                                     --------       --------

DEFERRED TAXES AND OTHER LIABILITIES:
    Deferred income taxes                                26.7           14.6
    Other liabilities                                 1,416.9        1,411.2
                                                     --------       --------
                                                      1,443.6        1,425.8
                                                     --------       --------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES          115.0          102.8
                                                     --------       --------

STOCKHOLDERS' EQUITY:
    Common stock, $5 par value (2,500,000 shares
      authorized and outstanding)                        12.5           12.5
    Retained earnings                                   716.7          604.3
    Cumulative translation adjustment                    68.7           31.6
                                                     --------       --------

         Stockholders' equity                           797.9          648.4
                                                     --------       --------

                                                     $3,544.7       $3,262.3
                                                     ========       ========

                           DOW CORNING CORPORATION
                           -----------------------
         CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
         -----------------------------------------------------------
                 (in millions of dollars except share data)


                                                            Three months ended
                                                               September 30,
                                                            ------------------
                                                             1994       1993
                                                            ------     ------

NET SALES                                                   $559.7     $512.0


OPERATING COSTS AND EXPENSES:
    Manufacturing cost of sales                              377.0      349.4
    Marketing and administrative expenses                    102.2      106.8
                                                            ------     ------

                                                             479.2      456.2
                                                            ------     ------


OPERATING INCOME                                              80.5       55.8


OTHER INCOME (EXPENSE):
    Interest income, currency gains (losses) and other, net    1.9        3.8
    Interest expense                                         (20.7)      (8.4)
                                                            ------     ------


INCOME BEFORE INCOME TAXES                                    61.7       51.2

    Income taxes                                              24.1       17.4

    Minority interests' share in income                        2.9        3.6
                                                            ------     ------


NET INCOME  (1994 - $13.88 per share; 1993 - $12.08
  per share)                                                  34.7       30.2


Retained earnings at beginning of period                     682.0      958.3
                                                            ------     ------


Retained earnings at end of period                          $716.7     $988.5
                                                            ======     ======

                           DOW CORNING CORPORATION
                           -----------------------
         CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
         -----------------------------------------------------------
                 (in millions of dollars except share data)


                                                            Nine months ended
                                                              September 30,
                                                           -------------------
                                                             1994       1993
                                                           --------   --------

NET SALES                                                 $1,621.2   $1,522.7


OPERATING COSTS AND EXPENSES:
    Manufacturing cost of sales                            1,068.0    1,032.0
    Marketing and administrative expenses                    296.9      301.7
                                                           --------   --------

                                                           1,364.9    1,333.7


OPERATING INCOME                                             256.3      189.0


OTHER INCOME (EXPENSE):
    Interest income, currency gains (losses) and other, net   (1.8)       1.2
    Interest expense                                         (54.3)     (25.4)
                                                          --------   --------


INCOME BEFORE INCOME TAXES                                   200.2      164.8

    Income taxes                                              78.1       55.5

    Minority interests' share in income                        9.7       12.1
                                                           --------   --------


NET INCOME (1994 - $44.96 per share; 1993 -
  $38.88 per share)                                          112.4       97.2

Retained earnings at beginning of period                     604.3      891.3
                                                          --------   --------

Retained earnings at end of period                        $  716.7   $  988.5
                                                          ========   ========

                           DOW CORNING CORPORATION
                           -----------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                    ------------------------------------
                          (in millions of dollars)


                                                            Nine months ended
                                                              September 30,
                                                           -------------------
                                                             1994       1993
                                                           --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                              $112.4     $ 97.2
    Depreciation and amortization                            137.2      145.1
    Other, net                                                89.9       34.1
    Changes in operating assets and liabilities             ( 97.4)     (17.0)
    Implant deposit (see Note 7)                            (291.7)       -
    Implant related spending                                (171.4)     (60.3)
    Noncash portion of implant charges                        21.2        -
                                                            ------     ------

         Cash provided by (used for) operating              (199.8)     199.1
           activities                                       ------     ------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                    (122.1)    (131.9)
    Proceeds from sale of assets                               -         66.3
    Other, net                                                (0.1)       9.9
                                                            ------     ------

         Cash used for investing activities                 (122.2)     (55.7)
                                                            ------     ------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term borrowings                                      87.2       53.5
    Payments on long-term debt                               (58.2)     (38.7)
    Net change in short-term borrowings                      196.4       48.4
                                                            ------     ------

         Cash provided by financing activities               225.4       63.2
                                                            ------     ------


EFFECT OF EXCHANGE RATE CHANGES ON CASH                        0.3        0.2
                                                            ------     ------


CHANGES IN CASH AND CASH EQUIVALENTS:
    Net increase (decrease) in cash and cash equivalents     (96.3)     206.8
    Cash and cash equivalents at beginning of period         263.0        8.4
                                                            ------     ------

         Cash and cash equivalents at end of period         $166.7     $215.2
                                                            ======     ======

                           DOW CORNING CORPORATION
                           -----------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                 (in millions of dollars except where noted)


NOTE 1 - Income Taxes
- - - ---------------------

    The provision for income taxes reflects the Company's estimated annual effective tax rate.


NOTE 2 - Inventories
- - - --------------------

    Inventory values are primarily determined by the last-in, first-out method using the dollar value concept. It is therefore not practical to separate inventory value by classification.


NOTE 3 - New Accounting Standards
- - - ---------------------------------

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


NOTE 4 - Per Share Computations
- - - -------------------------------

    Per share calculations are based on 2,500,000 shares outstanding during all periods.


NOTE 5 - Sale of Assets
- - - -----------------------

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

NOTE 6 - Contingencies
- - - ----------------------

Breast Implant Business
- - - -----------------------

     Prior to January 6, 1992, the Company, directly and through its wholly-owned subsidiary, Dow Corning Wright Corporation, was engaged in the manufacture and sale of silicone gel breast implants. As part of a review process initiated in 1991 by the United States Food and Drug Administration
(FDA) of Premarket Approval Applications (PMAA) for silicone gel breast implants, on January 6, 1992, the FDA asked breast implant producers and medical practitioners to voluntarily halt the sale and use of silicone gel breast implants pending further review of the safety and effectiveness of such devices, and the Company complied with the FDA's request and suspended shipments of implants. Subsequently, the Company announced that it would not resume the production or sale of silicone gel breast implants and that it would withdraw its PMAA for silicone gel breast implants from consideration by the FDA. The Company also commenced a program to provide up to $1,200 (in whole dollars) per patient to support medical costs of removing the Company's silicone gel breast implants from women who have a documented medical need to have their implants removed and who cannot afford the procedure. As of October 14, 1994, approximately 4,100 women have made use of this program.

     Since late 1991, there has been considerable publicity associated with the breast implant controversy, and the Company experienced a substantial increase in the number of lawsuits against the Company relating to breast implants. As of October 14, 1994, the Company has been named, often together with other defendants, in approximately 18,100 pending breast implant products liability lawsuits filed by or on behalf of individuals who claim to have or have had silicone gel breast implants. Many of these cases involve multiple plaintiffs. In addition, there were 45 purported breast implant products liability class action lawsuits which had been filed against the Company as of October 14, 1994. It is anticipated that the Company will be named as a defendant in additional breast implant lawsuits in the future by those breast implant recipients not participating in the Breast Implant Litigation Settlement Agreement (as described below). The typical alleged factual bases for these lawsuits include allegations that the plaintiffs' breast implants caused specified ailments, including, among other things, autoimmune disease, scleroderma, systemic disorders, joint swelling and chronic fatigue. The Company is sometimes named as the manufacturer of silicone gel breast implants, and other times the Company is named as the supplier of silicone raw materials to other breast implant manufacturers. The Company is vigorously defending this litigation asserting, among other defenses, that there is no causal connection between silicone breast implants and the ailments alleged by the plaintiffs in these cases. Once the Breast Implant Litigation Settlement Agreement becomes final and binding, it is anticipated that lawsuits brought by those breast implant plaintiffs participating in the settlement will be dismissed.

     Consolidation of a substantial number of breast implant lawsuits for pretrial purposes has occurred in federal court (U.S. District Court for the Northern District of Alabama, the "Court") and various state courts where a substantial number of breast implant lawsuits have been filed. As of September 30, 1994, substantially more than half of all breast implant cases have been consolidated for pretrial purposes at the federal and state levels. The Company anticipates that breast implant lawsuit consolidations and implementation of the Breast Implant Litigation Settlement Agreement will result in a reduction of litigation defense costs.

- - - ----------------------

     On September 9, 1993, the Company announced that representatives of plaintiffs and defendants involved with silicone breast implant litigation had developed a "Statement of Principles for Global Resolution of Breast Implant Claims" (the "Statement of Principles"). The Statement of Principles summarizes a proposed claims based structured resolution of claims arising out of breast implants which have been or could be asserted against various implant manufacturers, suppliers, physicians and hospitals. The Company negotiated with other potential parties to reach a Breast Implant Litigation Settlement Agreement similar in concept to the Statement of Principles.

     On March 23, 1994, the Company, along with other defendants and representatives of breast implant litigation plaintiffs, signed a Breast Implant Litigation Settlement Agreement (the "Settlement Agreement"). The Company's participation in this Settlement Agreement was approved by the Company's Board of Directors on March 28, 1994. Under the Settlement Agreement, as amended, industry participants (the "Funding Participants") agreed to contribute up to approximately $4.2 billion over a period of more than thirty years to establish several special purpose funds. A related funding agreement specifies the amount that each Funding Participant would contribute to the settlement fund and the timing of those contributions. The Settlement Agreement, if implemented, provides for a claims based structured resolution of claims arising out of silicone breast implants and defines the circumstances under which payments from the funds would be made. The Settlement Agreement includes provisions for (a) class membership and the ability of plaintiffs to opt out of the class, (b) the establishment of defined funds for medical diagnostic/evaluation procedures, explantation, ruptures, compensation for specific diseases and administration, (c) payment terms and timing and (d) claims administration. The Settlement Agreement defines periods during which breast implant plaintiffs may elect not to settle their claims by way of the Settlement Agreement and continue their individual breast implant litigation against manufacturers and other defendants (the "Opt Out Plaintiffs"). Under the terms of the Settlement Agreement, in certain circumstances, if any defendant who is a Funding Participant considers the number of Opt Out Plaintiffs to be excessive, such defendant may decide to exercise the option to withdraw from participation in the settlement during a number of periods specified in the Settlement Agreement.

     On April 1, 1994, the Court preliminarily approved the Settlement Agreement. On April 18, 1994, the Court issued notice of the Settlement Agreement to breast implant recipients and others who may be eligible to participate in the settlement ("Settlement Class Members"). This notice began a 60-day period, ending June 17, 1994, during which Settlement Class Members had the ability to become initial Opt Out Plaintiffs. This period was extended to July 1, 1994 with respect to certain Settlement Class Members whose Court issued notice was delayed. In addition, the Court has afforded initial Opt Out Plaintiffs an opportunity to rejoin the settlement within specified periods which currently end no later than December 1, 1994. A Court hearing to review the fairness of the Settlement Agreement was completed on August 22, 1994. On September 1, 1994, the Court granted final approval to the Settlement Agreement, determining that it is fair, reasonable and adequate. In large part, the settlement covers claims of breast implant recipients which could be litigated in the courts of U.S. federal and state jurisdictions. The settlement does not

- - - ----------------------

cover claims of breast implant recipients who the Court has specifically excluded from the settlement (unless these potential claimants affirmatively join the settlement) or who have chosen not to participate in the settlement. The settlement also does not cover the claims of breast implant recipients which could be litigated in jurisdictions outside of the U.S. (unless payments received by those potential claimants from the settlement fund, and related releases, serve to preclude them from bringing legal actions in these other jurisdictions). The Court's final approval of the Settlement Agreement has been appealed to the U.S. Court of Appeals for the Eleventh Circuit primarily by certain providers of health care indemnity payments or services and by certain foreign claimants.

     The date by which the Company was required to decide whether to remain as a participant in or to exercise the first of its options to withdraw from the Settlement Agreement was extended to September 9, 1994. On September 8, 1994, the Company's Board of Directors approved the Company's continued participation in the Settlement Agreement primarily based on management's belief that the Settlement Agreement remains the most responsible and cost efficient approach to resolving breast implant litigation against the Company. Adequate and timely support by the Company's insurance carriers, which management believes is probable, and participation in the settlement by substantially all recipients of the Company's breast implant products, continue to be important factors to the Company's satisfactory participation in the Settlement Agreement and the ultimate success of the Settlement Agreement.

     Initial claims for specific disease compensation were required to be filed with the Court by September 16, 1994. After these claims and the supporting medical records have been evaluated by the Court for validity, eligibility, accuracy, and consistency, the Court will determine whether the disease compensation settlement fund is sufficient to pay validated claims. The date by which this process will be completed is uncertain. If the settlement fund is not sufficient and if such insufficiency cannot be resolved through other means, claimants with validated claims may have the ability to opt out during another specified period. In that event, if any defendant who is a Funding Participant considers the number of new Opt Out Plaintiffs against said defendant to be excessive, such defendant may decide to exercise a second option to withdraw from participation in the settlement.

     Various preliminary estimates of the aggregate number of initial Opt Out Plaintiffs have been made public. However, since July 1, 1994, many initial Opt Out Plaintiffs with claims against the Company have rejoined the settlement, and the Company anticipates that the ultimate number of initial Opt Out Plaintiffs will be significantly less than the original estimates due to the continuing ability of initial Opt Out Plaintiffs to rejoin the settlement before December 1, 1994. The Court is in the process of recording information as it is received from initial Opt Out Plaintiffs. Because this process is ongoing and the periods for rejoining the settlement have been modified, the Company has not yet received information sufficient to evaluate
(a) the ultimate number of initial Opt Out Plaintiffs with claims against the Company, (b) the severity of those claims, and (c) the validity, eligibility, accuracy and consistency of information submitted by the initial Opt Out Plaintiffs. Once opt out information provided by the Court and other sources is sufficient to assess the

- - - ----------------------

number and severity of opt out claims, the Company's qualitative evaluation of the claims of Opt Out Plaintiffs and its evaluation of the potential financial impact of these claims on the Company can proceed. Based on currently available information, the Company does not have a sufficient basis to revise the Company's previous estimate of the cost of ultimate resolution of breast implant litigation. However, depending on the results of the evaluation described above, it may be necessary to revise this estimate in the future.

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

     Amounts recorded in the accompanying balance sheets as a result of the provisions described above are summarized in the following table:

                                            September 30,        December 31,
                                                1994                 1993
                                            -------------        ------------
Implant Insurance Receivable
    Included in accounts and notes
      receivable                              $   53.5             $    -
    Included in other assets                     655.8                663.7

Implant Reserve
    Included in other current liabilities        (74.9)              (158.7)
    Included in other liabilities             (1,080.6)            (1,100.0)

Implant Deferred Tax Asset
    Included in other current assets              26.2                 55.5
    Included in other assets                     148.7                175.0

- - - ----------------------

     The amounts shown above are adjusted as insurance proceeds are received, as payments are made against reserves and as imputed interest is recorded on discounted amounts. The implant insurance receivable of $709.3 shown above is approximately $1.2 billion on an undiscounted basis. The implant reserve of $1,155.5 shown above is approximately $2.1 billion on an undiscounted basis. Differences between discounted amounts recorded in the financial statements and undiscounted amounts represent interest to be recorded over the life of the net liability. Cash payments net of insurance recoveries were $171.4 during the nine months ended September 30, 1994. The Company expects insurance recoveries to exceed payments by $9.0 during the fourth quarter of 1994. Cash payments net of insurance recoveries are expected to be $7.3 in 1995, $0.0 in 1996, $275.0 in 1997, $79.4 in 1998, and $495.9 thereafter.

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

    As of September 30, 1994, the Company had a substantial amount of unexhausted claims-made insurance coverage with respect to lawsuits and claims commencing 1986 and thereafter. For lawsuits and claims involving implant dates prior to 1986, the Company believes substantial coverage exists under a number of primary and excess occurrence policies having various limits. Because defense costs and disposition of particular breast implant lawsuits and claims may be covered, in whole or in part, both by the claims-made coverage issued from and after 1986, and one or more of the occurrence policies issued prior to 1986, determination of aggregate insurance coverage depends on, among other things, how defense and indemnity costs are allocated among the various policy periods.

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

- - - ----------------------

its history of coverage and insurance reimbursement for these types of claims, and consulted with knowledgeable third parties with significant experience in insurance coverage matters. The amount recorded by the Company as an insurance receivable is substantially less than the amount for which the Company will seek reimbursement if the Settlement Agreement proceeds.

    Management believes that the Company will generate the financial liquidity required to meet ongoing operational needs and to participate in the Settlement Agreement. This belief is based on, among other things, management's estimate of future operational cash flows, its assessment that recovery of substantial amounts of settlement obligations from its insurance carriers is probable, and its evaluation of current and anticipated future financing arrangements.

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

Environmental Matters
- - - ---------------------

    The Company has been advised by the United States Environmental Protection Agency (EPA) or by similar state regulatory agencies that the Company, together with others, is a Potentially Responsible Party (PRP) with respect to a portion of the cleanup costs and other related matters involving a number of abandoned hazardous waste disposal facilities. Management believes that there are 14 sites at which the Company may have some liability, although management currently expects to settle the Company's liability for a majority of these sites for de minimis amounts. Based upon preliminary estimates by the EPA or the PRP groups formed with respect to these sites, the aggregate liabilities for all PRPs at these sites at which management currently believes the Company may have more than the de minimis liability is $106.2. Management cannot currently estimate the aggregate liability for all PRPs at those sites at which management expects the Company has a de minimis liability.

    The Company records accruals for environmental matters when it is probable that a liability has been incurred and the Company's costs can be reasonably estimated. The amount accrued for environmental matters at September 30, 1994 was $16.5, although possible costs could range up to $32.2. While there are a number of uncertainties with respect to the Company's estimate of its ultimate liability for

- - - ----------------------

cleanup costs at these sites, it is the opinion of the Company that the possibility that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial position or results of operations is remote. This opinion is based upon the number of identified PRPs at each site, the number of such PRPs that are believed by management to be solvent, and the portion of waste sent to the sites for which management believes the Company might be held responsible based on available records.


Receivables Sold
- - - ----------------

    The Company sells certain receivables with limited recourse provisions. Dow Corning Corporation sells on an ongoing basis substantially all of its U.S. trade receivables, with limited recourse, to Bay Asset Funding Corporation ("BAFC"), a wholly owned but separate corporate entity of the Company. BAFC has agreements in place with third parties whereby it may sell on an ongoing basis fractional ownership interests in such trade receivables, with limited recourse, for a purchase price of up to $65.0. The agreements contemplate that (a) the trade receivables sold to BAFC by the Company are solely the assets of BAFC, (b) the creditors of BAFC are separate from the creditors of the Company, and (c) in the event of a liquidation of BAFC, such creditors would be entitled to satisfy their claims from BAFC's assets prior to any distribution to the Company. Net of related reserves, the amount of receivables sold under third party agreements which remained uncollected at September 30, 1994 was $55.0. The sale of such receivables resulted in net proceeds of approximately $54.3.

DOW CORNING FIRE STOP(R)
- - - ------------------------

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

NOTE 7 - Restricted Cash and Cash Equivalents
- - - ---------------------------------------------

     The Company has entered into agreements whereby $291.7 in cash and cash equivalents is restricted to use for future breast implant settlement and related payments. Accordingly, this amount is included in the caption "Other Assets" in the accompanying balance sheet, and "Implant Deposit" in the accompanying statement of cash flows.


NOTE 8 - Reclassifications
- - - --------------------------

     Certain reclassifications of prior year amounts have been made to conform to the presentation adopted in 1994.



- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
    The consolidated interim financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 1993.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS
- - - ----------------------------------------
                        (in millions of dollars)

Results of Operations
- - - ---------------------

    Third quarter net sales increased $47.7 or 9.3% over levels reported for the comparable period in 1993. Net sales for the first nine months of 1994 increased $98.5 or 6.5% over 1993. These increases are principally attributable to higher sales volumes, particularly in Europe and the United States, offset slightly by lower selling prices, particularly in Asia. Local currencies strengthening in Japan and Europe also had a favorable effect on sales for the third quarter of 1994. Currency strengthening in Japan had a favorable effect on sales for the first nine months of 1994.

    Manufacturing cost of sales, as a percent of net sales, was 67.4% for the third quarter of 1994 and 68.2% for the third quarter of 1993. For the first nine months, this percentage was 65.9% in 1994 and 67.8% in 1993. These decreases are attributable to lower personnel and depreciation costs.

    Marketing and administrative expenses, as a percent of net sales, were 18.3% for the third quarter of 1994 and 20.9% for the third quarter of 1993. For the first nine months, this percentage was 18.3% in 1994 and 19.8% in 1993. These decreases are also attributable to lower personnel costs combined with lower variable selling costs.

    Interest expense was up relative to the prior year as a result of $21.2 in imputed interest expense recognized on the net discounted implant liability (as further discussed in Note 6 of Notes to Consolidated Financial Statements) and higher average levels of debt.

    The effective tax rate for the third quarter and first nine months of 1994 approximated 39.0%, compared to 34.0% for the third quarter of 1993 and 33.7% for the first nine months of 1993. The higher effective rate in 1994 is due to lower anticipated foreign tax credits.

Credit Availability
- - - -------------------

    During 1993, the Company terminated a revolving credit agreement which was in place at December 31, 1992, and replaced it with a revolving credit agreement with 15 domestic and foreign banks which provides for borrowings on a revolving credit basis until November 1997 of up to $400.0. At September 30, 1994, there was $375.0 outstanding under this facility. The Company also has agreements with several banks whereby it may borrow up to $205.2 under short-term lines of credit. The Company pays a fixed service fee for certain of these facilities in lieu of any compensating cash balances. Included in short-term borrowings are amounts outstanding under these facilities at September 30, 1994, of $59.6.

    Various debt agreements, the Revolving Credit Agreement included, contain various debt restrictions and provisions relating to property liens, sale and leaseback transactions, debt to tangible capital ratio, and funds flow. In addition, the Revolving Credit Agreement provides the participating banks with the right, subject to a majority vote, to demand payment upon the occurrence of certain events including the Company exercising one of its options to withdraw from the Settlement Agreement or breast implant litigation expenditures net of insurance recoveries exceeding certain limits. Under the terms of the Revolving Credit Agreement as amended on May 27, 1994, these limits have not been exceeded as of October 14, 1994.

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

    Management believes that, in light of the Company's positive operating cash flow, the credit facilities currently in place are adequate to meet the short-term financing needs of the Company. Management also believes that the Company will generate the financial liquidity required to meet ongoing operational needs and to participate in the Breast Implant Litigation Settlement Agreement (as described in Note 6 of Notes to Consolidated Financial Statements). This belief is based on, among other things, management's estimate of future operational cash flows, its assessment that recovery of substantial amounts of settlement obligations from its insurance carriers is probable, and its evaluation of current and anticipated future financing arrangements.

Contingencies
- - - -------------

    For information regarding contingencies, including a discussion of breast implant litigation and the Company's environmental liabilities, see Note 6 of Notes to Consolidated Financial Statements.

Management Changes
- - - ------------------

    On September 16, 1994, Keith R. McKennon, formerly Chairman of the Board, retired from the Board of Directors and was named Director Emeritus. Richard
A. Hazleton, formerly President and Chief Executive Officer, was elected Chairman of the Board and will continue as Chief Executive Officer. Gary E. Anderson, formerly Executive Vice President, was elected President.

                        PART II - OTHER INFORMATION
                        ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
- - - --------------------------

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


BREAST IMPLANT LITIGATION

Breast Implant Products Liability Purported Class Action Lawsuits
- - - -----------------------------------------------------------------

    As of October 14, 1994, the Company had been named, generally as one of several defendants, in 45 purported breast implant products liability class action lawsuits filed on behalf of individuals who claim to have or have had silicone gel breast implants. Of these lawsuits, 31 have been brought in various Federal District Courts, 12 have been brought in various state courts, and 2 have been brought in courts in Canada.

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

    In one of the federal class actions filed in the Southern District of Ohio (later transferred to the Northern District of Alabama), a class action was conditionally certified on behalf of all breast implant recipients in the United States and their spouses. In a case filed in the first quarter of 1994 in the Northern District of Alabama, the Judge has certified a non-mandatory worldwide class action and has given approval to a proposed class action settlement involving certain manufacturers (including the Company) of breast implants and suppliers (see "Settlement to Resolve Breast Implant Claims" below). In the class action filed in the District of Utah, a class certification motion has been denied. In the class action filed in the Eastern District of Michigan, that Court was asked to certify a class action on behalf of breast implant recipients residing outside the United States; this motion was denied, but class certification may be sought again in the future.

- - - --------------------------

    Among the 12 purported class action lawsuits brought in various state courts, 9 were filed in 1992 and 3 were filed in the first quarter of 1994. These cases have been filed in the following state courts: The Dade County, Florida Eleventh Judicial Circuit Court; the District Court for the Third Judicial District of Utah; the Philadelphia County, Pennsylvania Court of Common Pleas; the Dauphin County, Pennsylvania Court of Common Pleas; the Cook County, Illinois Circuit Court (2 cases); the Marion County, Indiana Superior Court; the Civil District Court for the Parish of Orleans, Louisiana; the District Court for Douglas County, Nebraska; the Second Judicial District Court for the County of Bernalillo, New Mexico; and the Circuit Court for Multnomah County, Oregon (2 cases). In 6 of these cases (the 2 cases in the Cook County, Illinois Circuit Court, the case in the District Court for the Third Judicial District of Utah, the cases in the Philadelphia County and the Dauphin County, Pennsylvania Courts of Common Pleas, and the case in the Second Judicial District Court for the County of Bernalillo, New Mexico) either the purported class action claims have been dismissed or class certification has been denied. The case filed in Douglas County, Nebraska and one of the cases filed in Multnomah County, Oregon were removed from state to federal court and were then transferred to the Federal District Court for the Northern District of Alabama; the purported class action claims in the Douglas County, Nebraska case have been withdrawn. In the case filed in the Civil District Court for the Parish of Orleans, Louisiana, that Court certified a class of women with silicone breast implants who either reside in or received their implants in the State of Louisiana; this order certifying a class action has been upheld on appeal. State purported class action cases in Florida, Indiana, Louisiana and Oregon remain pending, with only the Louisiana case having been certified as a class action.

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

- - - --------------------------

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


INDIVIDUAL BREAST IMPLANT PRODUCTS LIABILITY LAWSUITS

    As of October 14, 1994, the Company has been named, often along with other defendants, in approximately 18,100 individual breast implant products liability lawsuits filed in federal courts and state courts in many different jurisdictions; many of these cases involve multiple plaintiffs. The typical alleged factual bases for these lawsuits include allegations that the plaintiffs' breast implants caused specified ailments, including, among others, autoimmune disease, scleroderma, systemic disorders, joint swelling and chronic fatigue. The Company is sometimes named as the manufacturer of silicone gel breast implants, and other times the Company is named as the supplier of silicone raw materials to other breast implant manufacturers.

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

- - - --------------------------

CONSOLIDATION OF BREAST IMPLANT PRODUCTS LIABILITY LAWSUITS

    Many of these breast implant products liability cases have been or are in the process of being consolidated for purposes of case management in federal and state courts. As previously reported, on June 25, 1992, the Judicial Panel on Multidistrict Litigation in In Re Silicone Gel Breast Implants Products Liability Litigation consolidated all federal breast implant cases for discovery purposes in the Federal District Court for the Northern District of Alabama under the multidistrict litigation rules "in order to avoid duplication of discovery, prevent inconsistent pretrial rulings, and preserve the resources of the parties, their counsel and the judiciary." Substantially all federal breast implant cases have been consolidated or are in the process of transfer, or are likely to be transferred, to the Federal District Court for the Northern District of Alabama. A substantial number of breast implant cases originally filed in state courts have been removed to federal court and either have been or are likely to be similarly transferred and consolidated. The Company anticipates that any federal breast implant products liability cases filed after June 25, 1992, as well as some state breast implant cases removed to federal courts, will be transferred to the Federal District Court for the Northern District of Alabama for discovery purposes under the multidistrict litigation rules. In addition, the consolidation of many state breast implant products liability cases has proceeded in many jurisdictions where a substantial number of state breast implant lawsuits have been filed; however, this consolidation of state cases has not occurred in all jurisdictions. As of September 30, 1994, substantially more than half of all breast implant cases were consolidated for pretrial purposes at the federal and state levels. The Company views these case consolidation measures as positive steps toward the management of these various lawsuits and anticipates that breast implant lawsuit consolidations will result in a reduction of litigation defense costs per case. For more information on these matters, see
Note 6 of Notes to Consolidated Financial Statements.


SETTLEMENT TO RESOLVE BREAST IMPLANT CLAIMS

    On September 9, 1993, the Company announced that representatives of plaintiffs and defendants involved with silicone breast implant litigation had developed a "Statement of Principles for Global Resolution of Breast Implant Claims" (the "Statement of Principles"). The Statement of Principles summarizes a proposed claims based structured resolution of claims arising out of breast implants which have been or could be asserted against various implant manufacturers, suppliers, physicians and hospitals. The Company negotiated with other potential parties to reach a Breast Implant Litigation Settlement Agreement similar in concept to the Statement of Principles.

    On March 23, 1994, the Company, along with other defendants and representatives of breast implant litigation plaintiffs, signed a Breast Implant Litigation Settlement Agreement (the "Settlement Agreement"). The Company's participation in this Settlement Agreement was approved by the Company's Board of Directors on March 28, 1994. Under the Settlement Agreement, as amended, industry participants (the "Funding Participants") agreed to contribute up to

- - - --------------------------

approximately $4.2 billion over a period of more than thirty years to establish several special purpose funds. A related funding agreement specifies the amount that each Funding Participant would contribute to the settlement fund and the timing of those contributions. The Settlement Agreement, if implemented, provides for a claims based structured resolution of claims arising out of silicone breast implants and defines the circumstances under which payments from the funds would be made. The Settlement Agreement includes provisions for (a) class membership and the ability of plaintiffs to opt out of the class, (b) the establishment of defined funds for medical diagnostic/evaluation procedures, explantation, ruptures, compensation for specific diseases and administration, (c) payment terms and timing and (d) claims administration. The Settlement Agreement defines periods during which breast implant plaintiffs may elect not to settle their claims by way of the Settlement Agreement and continue their individual breast implant litigation against manufacturers and other defendants (the "Opt Out Plaintiffs"). Under the terms of the Settlement Agreement, in certain circumstances, if any defendant who is a Funding Participant considers the number of Opt Out Plaintiffs to be excessive, such defendant may decide to exercise the option to withdraw from participation in the settlement during a number of periods specified in the Settlement Agreement.

    On April 1, 1994, the Court preliminarily approved the Settlement Agreement. On April 18, 1994, the Court issued notice of the Settlement Agreement to breast implant recipients and others who may be eligible to participate in the settlement ("Settlement Class Members"). This notice began a 60-day period, ending June 17, 1994, during which Settlement Class Members had the ability to become initial Opt Out Plaintiffs. This period was extended to July 1, 1994 with respect to certain Settlement Class Members whose Court issued notice was delayed. In addition, the Court has afforded initial Opt Out Plaintiffs an opportunity to rejoin the settlement within specified periods which currently end no later than December 1, 1994. A Court hearing to review the fairness of the Settlement Agreement was completed on August 22, 1994. On September 1, 1994, the Court granted final approval to the Settlement Agreement, determining that it is fair, reasonable and adequate. In large part, the settlement covers claims of breast implant recipients which could be litigated in the courts of U.S. federal and state jurisdictions. The settlement does not cover claims of breast implant recipients who the Court has specifically excluded from the settlement (unless these potential claimants affirmatively join the settlement) or who have chosen not to participate in the settlement. The settlement also does not cover the claims of breast implant recipients which could be litigated in jurisdictions outside of the U.S. (unless payments received by those potential claimants from the settlement fund, and related releases, serve to preclude them from bringing legal actions in these other jurisdictions). The Court's final approval of the Settlement Agreement has been appealed to the U.S. Court of Appeals for the Eleventh Circuit primarily by certain providers of health care indemnity payments or services and by certain foreign claimants.

    The date by which the Company was required to decide whether to remain as a participant in or to exercise the first of its options to withdraw from the Settlement Agreement was extended to September 9, 1994. On September 8, 1994, the Company's Board of Directors approved the Company's continued participation in the Settlement Agreement. Initial claims for specific disease compensation were required

- - - --------------------------

to be filed with the Court by September 16, 1994. After these claims and the supporting medical records have been evaluated by the Court for validity, eligibility, accuracy, and consistency, the Court will determine whether the disease compensation settlement fund is sufficient to pay validated claims. The date by which this process will be completed is uncertain. If the settlement fund is not sufficient and if such insufficiency cannot be resolved through other means, claimants with validated claims may have the ability to opt out during another specified period. In that event, if any defendant who is a Funding Participant considers the number of new Opt Out Plaintiffs against said defendant to be excessive, such defendant may decide to exercise a second option to withdraw from participation in the settlement.


SECURITIES LAWS AND SHAREHOLDER DERIVATIVE LAWSUITS

Securities Laws Purported Class Action Lawsuits
- - - -----------------------------------------------

    As of October 14, 1994, the Company and certain of its directors and officers were named, as defendants with others, in two purported securities laws class action lawsuits filed by purchasers of stock of Corning Incorporated (Corning) and The Dow Chemical Company (Dow). These cases were originally filed as several separate cases in the Federal District Court for the Southern District of New York in the first quarter of 1992; these cases were consolidated in the second quarter of 1992 so that there is one case involving claims on behalf of purchasers of stock of Corning and one case involving claims on behalf of purchasers of stock of Dow. The plaintiffs in these cases allege, among other things, misrepresentations and omissions of material facts and breach of duty with respect to purchasers of stock of Corning and Dow relative to the breast implant issue. The relief sought in these cases is monetary damages in unspecified amounts. Motions to dismiss both cases have been filed by all defendants.

Shareholder Derivative Lawsuits
- - - -------------------------------

    As of October 14, 1994, the Company and/or certain of its directors and officers were named in three shareholder derivative lawsuits filed by shareholders of Corning and Dow Chemical. The plaintiffs in these cases allege various breaches of fiduciary duties claimed to be owed by the defendants relative to the breast implant issue. The relief sought by the shareholders filing these suits on behalf of Dow Chemical and Corning is monetary damages in unspecified amounts. Motions to dismiss these cases have been filed by all defendants.


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

- - - --------------------------

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

ITEMS 2. through 4.
- - - -------------------

    Items omitted in accordance with General Instruction H of Form 10-Q.


ITEM 5.  OTHER INFORMATION
- - - --------------------------

    None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - - -----------------------------------------

  (a)  Exhibits

       See the Exhibit Index which is located on page 27.

  (b)  Reports on Form 8-K

       The Registrant has filed no reports on Form 8-K during the quarter.

                                SIGNATURES
                                ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  DOW CORNING CORPORATION



      Date         November 7, 1994               R. A. Hazleton
            ------------------------------        ----------------------------
                                                  R. A. Hazleton
                                                  Chairman and Chief Executive
                                                  Officer



      Date         November 7, 1994               J. W. Churchfield
            ------------------------------        ----------------------------
                                                  J. W. Churchfield
                                                  Vice President for Planning
                                                  and Finance and Chief
                                                  Financial Officer

                           DOW CORNING CORPORATION
                           -----------------------
                                EXHIBIT INDEX
                                -------------


    These exhibits are numbered in accordance with Exhibit Table I of Item 601 of Regulation S-K.


Exhibit                                                                 Page
Number                         Description                             Number
- - - -------                        -----------                             ------

  12        Computation of ratio of earnings to fixed charges            28