Form 10-K
period 1994-12-31
DOW CORNING CORP
filed 1995-02-08
CIK 29917

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994     Commission File Number 1-7518

                           DOW CORNING CORPORATION
           (Exact name of registrant as specified in its charter)

           Michigan                                   38-0495575
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

            2200 West Salzburg Road, Midland, Michigan  48686-0994
             (Address of principal executive offices)   (Zip Code)

      Registrant's telephone number, including area code:  517-496-4000


      Securities registered pursuant to Section 12(b) of the Act:  NONE


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

                                   PART I

ITEM 1.  BUSINESS
- - - - - -----------------

     Dow Corning Corporation (Dow Corning or the Company) was incorporated in 1943 by Corning Glass Works (now Corning Incorporated) and The Dow Chemical Company (Dow Chemical) for the purpose of developing and producing polymers and other materials based on silicon chemistry. Corning Incorporated provided the basic silicone technology and Dow Chemical supplied the chemical processing and manufacturing know-how. Both companies provided initial key employees.

     Dow Corning built a new business based on silicon chemistry. Silicon is one of the most abundant elements in the world. Most of the Company's products are based on polymers known as silicones which have a silicon-oxygen-silicon backbone. Through various chemical processes, the Company manufactures silicones that have an extremely wide variety of characteristics, in forms ranging from fluids, gels, greases and elastomeric materials to resins and other rigid materials. Silicones combine the temperature and chemical resistance of glass and the versatility of plastics and, regardless of form or application, generally possess such qualities as electrical resistance, resistance to extreme temperatures, resistance to deterioration from aging, water repellency, lubricating characteristics, relative chemical and physiological inertness, and resistance to ultraviolet radiation.

     The Company currently manufactures over 8,700 products and serves approximately 50,000 customers worldwide, with no single customer accounting for more than three percent of the Company's sales in 1994.

Raw Materials
- - - - - -------------

     The principal raw material used in the production of Dow Corning products is silicon. The Company purchases chemical grade silicon metal from producers who manufacture the silicon metal from quartz that has been reacted with carbon at high temperatures. The majority of the Company's anticipated annual requirements are satisfied by its silicon supply contracts. The Company believes that it has adequate sources of supply of silicon and believes that adequate supplies of quartz are available to the producers of silicon. The Company considers worldwide production capacity of silicon to be adequate to meet expected demand and does not expect shortages.

     Dow Corning also purchases substantial quantities, and believes it has adequate sources of supply, of methanol, methyl chloride, and other raw materials required for its manufacturing operations. The raw materials that the Company uses are equally accessible to all of its competitors. Although from time to time temporary shortages of particular raw materials may exist, Dow Corning believes that adequate sources of raw materials required to maintain its operations exist. Generally, the Company maintains inventory levels of raw materials in quantities sufficient to meet its short-term production requirements.

Foreign Operations
- - - - - ------------------

     The foreign operations of Dow Corning, principally in Europe and Asia, are conducted primarily through wholly-owned subsidiaries and involve sales of substantially all Dow Corning products. These products are manufactured either domestically or by one of the Company's foreign subsidiaries. See Note 18 of Notes to Consolidated Financial Statements included in this report for financial information relating to foreign operations.

     The Company's international operations are affected by factors normally associated with foreign operations, including exchange controls, fluctuations in currency values, local economic and labor conditions, dividend and payment restrictions, political instability and international credit or financial problems, many of which are beyond the control of the Company. While these conditions associated with foreign business involve risks different from those associated with domestic business activities, Dow Corning does not regard the overall risks of its foreign operations, on the whole, to be materially greater than those of its operations in the United States.

Competition
- - - - - -----------

     Dow Corning is a leader among the various companies that produce silicon-based products throughout the world. The Company faces substantial competition for its products both in the United States and abroad from other manufacturers of silicon-based products. In addition, many of the Company's products compete with non-silicon-based products in specific applications. The risk of product substitution is common to all Dow Corning products. The principal competitive elements in the sale of Dow Corning products are: product quality and performance, responsive customer service, new product development, cost effectiveness, and application expertise.

Research and Development
- - - - - ------------------------

     Since its inception, Dow Corning has been engaged in a continuous program of basic and applied research on silicon-based materials to develop new products and processes, to improve and refine existing products and processes, and to develop new applications for existing products. The Company also provides a wide variety of technical services to its customers. Research and development expenditures totalled (in millions of dollars) $174.0 in 1994, $163.9 in 1993, and $161.2 in 1992.

     The Company operates research and development facilities located in the United States, Belgium, Japan, and the United Kingdom. The Company also operates technical service centers in the United States, Australia, Belgium, Brazil, France, Germany, Japan, South Korea, Taiwan, and the United Kingdom.

Patents and Licenses
- - - - - --------------------

     Dow Corning regularly applies for United States and foreign patents and owns, directly or indirectly, a substantial number of such patents. The Company is a licensor under a number of patent licenses and technology agreements. While Dow Corning considers its patents and licenses to be valuable assets, it does not regard its business as being materially dependent on any single patent or license or any group of related patents or licenses.

Protection of the Environment
- - - - - -----------------------------

     Dow Corning has set a goal to reduce its toxic releases within the United States by 75% in the year 2000 compared to 1987. This goal extends beyond voluntary commitments made by the Company under two programs with the U.S. Environmental Protection Agency - the 33/50 Voluntary Reduction Program under which the Company has committed to reductions of all of its toxic chemical releases, and the Clean Air Act Early Reduction Credit Program under which the Company has committed to major reductions in methyl chloride releases at its largest U.S. manufacturing facilities. As of December 31, 1994, the Company has met all voluntary commitments under the 33/50 Voluntary Reduction Program and the Clean Air Act Early Reduction Program. As a member of the Chemical Manufacturers Association, the Company is also committed to and is implementing the Codes of Management Practices specified in the Chemical Manufacturers Association's Responsible Care(R) program, a continuing chemical industry effort to improve the management of chemicals. Responsible Care(R) is a trademark of the Chemical Manufacturers Association.

     Dow Corning expends funds consistent with its commitments to reduce the discharge of materials into the environment. The Company expects that its pollution control related expenditures will be partially offset through the recovery of raw materials in the pollution control process. The Company believes that these expenditures should not materially affect Dow Corning's earnings or competitive position.

     The Company records a charge to earnings for environmental matters when it is probable that a liability has been incurred and the Company's costs can be reasonably estimated. For information concerning environmental liabilities, see Note 2 of Notes to Consolidated Financial Statements.

Employees
- - - - - ---------

     Dow Corning's average employment for 1994 was 8,300 persons.

ITEM 2.  PROPERTIES
- - - - - -------------------

     Dow Corning owns or leases extensive property for use in its business and believes that its properties are in good operating condition and are generally suited for the purposes for which they are presently being used.

     Principal United States production plants are located in Kentucky, Michigan and North Carolina. Principal foreign manufacturing plants are located in Belgium, Germany, Japan and the United Kingdom. Dow Corning owns substantially all of its manufacturing facilities. Approximately 63% of Dow Corning's aggregate investment in plant and equipment is represented by its United States facilities.

     Dow Corning owns its executive and corporate offices, which are located near Midland, Michigan, and certain foreign offices. The Company also owns research and development facilities in the United States, Belgium, Japan, and the United Kingdom. Domestic and foreign sales offices are primarily in leased facilities. For information concerning lease commitments, see Note 17 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS
- - - - - --------------------------

ENVIRONMENTAL MATTERS

     The Company has agreed to participate in the Toxic Substances Control Act
Section 8(e) compliance audit program. The Company expects to pay a civil penalty which will exceed $100,000. While the exact amount of the civil penalty is not yet known, the United States Environmental Protection Agency
(EPA) has put a limit of $1 million on any civil penalty to be paid.

BREAST IMPLANT LITIGATION

Breast Implant Products Liability Class Action Lawsuits
- - - - - -------------------------------------------------------

     As of December 31, 1994, the Company had been named, generally as one of several defendants, in 45 breast implant products liability class action lawsuits filed on behalf of individuals who claim to have or have had silicone gel breast implants. Of these lawsuits, 31 have been brought in various Federal District Courts, 12 have been brought in various state courts, and 2 have been brought in courts in Canada.

     Among the Federal District Court class action lawsuits, 27 were filed in 1992, 3 were filed in 1993, and 1 was filed in the first quarter of 1994. These cases have been filed in the Federal District Courts for the Northern District of Alabama, the District of Arizona, the Northern District of California (3 cases), the Central District of California, the Southern District of California, the District of Hawaii, the Northern District of Illinois, the Eastern District of Kentucky, the Northern District of Louisiana, the Eastern District of Michigan, the District of Minnesota (2 cases), the Eastern District of New York (2 cases), the Northern District of Ohio (3 cases), the Southern District of Ohio (7 cases), the Eastern District of Pennsylvania, the Western District of Pennsylvania (2 cases), the District of Utah and the Eastern District of Virginia. In the class action case filed in the Federal District Court for the Eastern District of Virginia, all proceedings have been stayed and class certification has been denied. All of these federal breast implant products liability class action lawsuits have been transferred to the Federal District Court for the Northern District of Alabama for discovery purposes (see "Consolidation of Breast Implant Products Liability Lawsuits" below).

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

     Among the 12 class action lawsuits brought in various state courts, 9 were filed in 1992 and 3 were filed in the first quarter of 1994. These cases have been filed in the following state courts: the Dade County, Florida Eleventh Judicial Circuit Court; the District Court for the Third Judicial District of Utah; the Philadelphia County, Pennsylvania Court of Common Pleas; the Dauphin County, Pennsylvania Court of Common Pleas; the Cook County, Illinois Circuit Court (2 cases); the Marion County, Indiana Superior Court; the Civil District Court for the Parish of Orleans, Louisiana; the District Court for Douglas County, Nebraska; the Second Judicial District Court for the County of Bernalillo, New Mexico; and the Circuit

Court for Multnomah County, Oregon (2 cases). In 6 of these cases (the 2 cases in the Cook County, Illinois Circuit Court, the case in the District Court for the Third Judicial District of Utah, the cases in the Philadelphia County and the Dauphin County, Pennsylvania Courts of Common Pleas, and the case in the Second Judicial District Court for the County of Bernalillo, New Mexico), either the class action claims have been dismissed or class certification has been denied. The case filed in Douglas County, Nebraska, and one of the cases filed in Multnomah County, Oregon, were removed from state to federal court and were then transferred to the Federal District Court for the Northern District of Alabama; the class action claims in the Douglas County, Nebraska case have been withdrawn. In the case filed in the Civil District Court for the Parish of Orleans, Louisiana, that Court certified a class of women with silicone breast implants who either reside in or received their implants in the State of Louisiana; this order certifying a class action has been upheld on appeal. State class action cases in Florida, Indiana, Louisiana and Oregon remain pending, with only the Louisiana case having been certified as a class action.

     A class action was filed in Ontario, Canada during 1993 against Dow Corning Canada, Inc., a wholly-owned subsidiary of the Company. The Judge has entered an order certifying a class of breast implant recipients in the Province of Ontario, Canada; the Ontario Court of Appeals has declined to hear an appeal from this class certification order. In 1993, a petition was filed in Montreal, Canada seeking authorization to institute a class action on behalf of a class of breast implant recipients in the Province of Quebec, Canada, against Dow Corning Corporation and Dow Corning Canada, Inc. The court has authorized this class action.

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

     Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts, and have also asked for certain types of equitable relief such as requiring the Company to fund the removal of the breast implants of the class members, to fund medical research into any ailments caused by silicone gel breast implants and to fund periodic medical checkups for the class members. The federal class action in the Federal District Court for the Eastern District of Pennsylvania claims monetary damages of more than $75,000 for each plaintiff. One of the federal class actions in the Federal District Court for the Southern District of Ohio claims monetary damages of more than $50,000 for each plaintiff. One of the federal class actions in the Federal District Court for the District of Minnesota claims an unspecified amount of monetary damages, but claims more than $50,000 for each plaintiff on fraud claims. The federal class action in the Federal District Court for the Southern District of California claims more than $50,000 for each plaintiff. One of the federal class actions in the Federal District Court for the Western District of Pennsylvania claims damages of $50,000 compensatory and $50,000 punitive for each plaintiff. Each other federal class action specifies monetary damages in an unspecified amount except that they claim the minimal jurisdictional amount. The state class action in the Dade County, Florida Eleventh Judicial Circuit Court claims $500 million in punitive damages and unspecified compensatory damages for the class. Each other state class action specifies monetary damages in an unspecified amount except that they claim the minimal jurisdictional amounts. The class action in Ontario, Canada claims $80,000 in monetary damages for each named plaintiff and unspecified monetary damages for other members of the class.

     Monetary damages claimed in these cases in the aggregate are substantial; however, the Company does not consider the monetary damages claimed to be a realistic measure of the Company's ultimate resolution costs.

Individual Breast Implant Products Liability Lawsuits
- - - - - -----------------------------------------------------

     As of December 31, 1994, the Company has been named, often along with other defendants, in approximately 19,000 individual breast implant products liability lawsuits filed in federal courts and state courts in many different jurisdictions; many of these cases involve multiple plaintiffs. The typical alleged factual bases for these lawsuits include allegations that the plaintiffs' breast implants caused specified ailments, including, among others, autoimmune disease, scleroderma, systemic disorders, joint swelling and chronic fatigue. The Company is sometimes named as the manufacturer of silicone gel breast implants, and other times the Company is named as the supplier of silicone raw materials to other breast implant manufacturers.

     Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts. In those individual breast implant cases where management is aware that monetary damages are specified, the amount of monetary damages alleged ranges from approximately $100,000 to approximately $140 million. Also, many of these cases only specify as monetary damages an amount in excess of the jurisdictional minimum for the courts in which such cases are filed. Monetary damages claimed in these cases in the aggregate may be substantial; however, the Company does not consider the monetary damages claimed to be a realistic measure of the Company's ultimate resolution costs.

Consolidation of Breast Implant Products Liability Lawsuits
- - - - - -----------------------------------------------------------

     Many of these breast implant products liability cases have been or are in the process of being consolidated for purposes of case management in federal and state courts. As previously reported, on June 25, 1992, the Judicial Panel on Multidistrict Litigation in "In Re Silicone Gel Breast Implants Products Liability Litigation" consolidated all federal breast implant cases for discovery purposes in the Federal District Court for the Northern District of Alabama (the "Court") under the multidistrict litigation rules "in order to avoid duplication of discovery, prevent inconsistent pretrial rulings, and preserve the resources of the parties, their counsel and the judiciary." Substantially all federal breast implant cases have been consolidated in the Federal District Court for the Northern District of Alabama. A substantial number of breast implant cases originally filed in state courts have been removed to federal court and either have been or are likely to be similarly consolidated. The Company anticipates that any federal breast implant products liability cases filed after June 25, 1992, as well as some state breast implant cases removed to federal courts, will be transferred to the Federal District Court for the Northern District of Alabama for discovery purposes under the multidistrict litigation rules. In addition, the consolidation of many state breast implant products liability cases has proceeded in many jurisdictions where a substantial number of state breast implant lawsuits have been filed; however, this consolidation of state cases has not occurred in all jurisdictions. As of December 31, 1994, substantially more than half of all breast implant cases were consolidated for pretrial purposes at the federal and state levels. The Company views these case consolidation measures as positive steps toward the management of these various lawsuits and anticipates that breast implant lawsuit consolidations will result in a reduction of litigation defense costs. For more information on these matters, see Note 2 of Notes to Consolidated Financial Statements.

Settlement to Resolve Breast Implant Claims
- - - - - -------------------------------------------

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

     On March 23, 1994, the Company, along with other defendants and representatives of breast implant litigation plaintiffs, entered into a settlement pursuant to a Breast Implant Litigation Settlement Agreement (as amended by the Court, the "Settlement Agreement"). The Company's participation in this Settlement Agreement was approved by the Company's Board of Directors on March 28, 1994. Under the Settlement Agreement, industry participants (the "Funding Participants") agreed to contribute up to approximately $4.2 billion over a period of more than thirty years to establish several special purpose funds. A related funding agreement (the "Funding Agreement") specifies the amount that each Funding Participant would contribute to the settlement fund and the timing of those contributions. The Settlement Agreement provides for a claims based structured resolution of claims arising out of silicone breast implants and defines the circumstances under which payments from the funds would be made. The Settlement Agreement includes provisions for (a) class membership and the ability of plaintiffs to opt out of the class, (b) the establishment of defined funds for medical diagnostic/evaluation procedures, explantation, ruptures, compensation for specific diseases and administration, (c) payment terms and timing and (d) claims administration.

     The settlement covers claims of most breast implant recipients, and related claims, brought in the courts of U.S. federal and state jurisdictions. The settlement also covers the claims of breast implant recipients brought in jurisdictions outside of the U.S. if payments received by those potential claimants from the settlement fund, and related releases, serve to preclude them from bringing legal actions in these other jurisdictions. The settlement does not cover claims of breast implant recipients who have affirmatively chosen not to participate in the Settlement Agreement, or whom the Court has specifically excluded from the Settlement Agreement unless these potential claimants affirmatively join the settlement. Breast implant recipients who reside in Ontario or Quebec, Canada, or in Australia have been specifically excluded by the Court. The Settlement Agreement defines various periods during which, upon the occurrence of certain events, breast implant plaintiffs may elect not to settle their claims by way of the Settlement Agreement and pursue their individual breast implant litigation against manufacturers and other defendants (the "Opt Out Plaintiffs"). The Settlement Agreement also provides the children of breast implant recipients with the right to opt out of the settlement in certain circumstances. Under the terms of the Settlement Agreement, in certain circumstances, if any defendant who is a Funding Participant considers the number of Opt Out Plaintiffs to be excessive, such defendant may decide to exercise the option to withdraw from participation in the settlement during a number of periods specified in the Settlement Agreement.

     On April 1, 1994, the Court preliminarily approved the Settlement Agreement. On April 18, 1994, the Court issued notice of the Settlement Agreement to breast implant recipients and others who may be eligible to participate in the settlement ("Settlement Class Members"). This notice began a 60-day period, ending June 17, 1994, during which Settlement Class Members had the ability to become initial Opt Out Plaintiffs. This period was extended to July 1, 1994 with respect to certain Settlement Class Members whose Court issued notice was delayed. The Court has afforded initial Opt Out Plaintiffs an opportunity to rejoin the settlement within specified periods which currently end no later than March 1, 1995. A Court hearing to review the fairness of the Settlement Agreement was completed on August 22, 1994. On September 1, 1994, the Court granted final approval to the Settlement Agreement, determining that it is fair, reasonable and adequate, and on September 8, 1994, the Company's Board of Directors approved the Company's continued participation in the Settlement Agreement.

     The Court's final approval of the Settlement Agreement has been appealed to the U.S. Court of Appeals for the Eleventh Circuit primarily by certain providers of health care indemnity payments or services and by certain foreign claimants.

     The Settlement Agreement provides that industry participants will contribute a total of $4.2 billion, of which the Company is obligated to contribute up to approximately $2.02 billion, over a period of more than 30 years. The Company's required contributions under the Settlement Agreement cannot be changed without the Company's consent. Under the terms of the Funding Agreement, the Company has made or anticipates making settlement payments in accordance with the following schedule:

            1994                    $ 42.50 million
            1995                     275.00 million
            1997                     275.00 million
            1998                     275.00 million
            1999 through 2011         51.17 million per year
            2012 through 2019         38.38 million per year
            2020 through 2026         25.57 million per year

     The Company's first payment of $275 million under the Funding Agreement is due upon the earlier of (a) a resolution of these appeals which confirms the Court's final approval of the Settlement Agreement or (b) the completion of a second opt out process or the determination that there will be no second opt out process (as described below). The Company has placed $275 million into an escrow account and is required, among other things, to provide a letter of credit in the amount of $275 million to provide financial assurance to the Court of the Company's ability to meet its obligations under the Settlement Agreement. After the third payment of $275 million, the amount of the letter of credit will be reduced to $51.2 million or may be eliminated by order of the Court. The Company is engaged in discussions with certain financial institutions to provide this letter of credit.

     Initial claims for specific disease compensation were required to be filed with the Court in September 1994. After these claims and the supporting medical records have been evaluated by the Court for validity, eligibility, accuracy, and consistency, the Court will determine whether the disease compensation settlement fund is sufficient to pay validated claims. If the disease compensation settlement fund is not sufficient to pay validated claims, and if such insufficiency cannot be resolved through other means, claimants with validated claims may have the ability to opt out during another period as specified in the Settlement Agreement. If any defendant who is a Funding Participant considers the number of new Opt Out Plaintiffs against said defendant to be excessive, such defendant may decide to exercise a second option to withdraw from participation in the settlement.

     Since July 1, 1994, many former Opt Out Plaintiffs have rejoined the settlement. Based on preliminary information received from the Court as of December 1994, approximately 5,000 of the initial U.S. Opt Out Plaintiffs and approximately 2,000 potential foreign claimants (including initial foreign Opt Out Plaintiffs and foreign claimants excluded from the settlement class) have identified the Company as potentially responsible, in whole or in part, with respect to their current or potential future claims. The Court is continuing to collect information relating to the number of Opt Out Plaintiffs and as information is received from the Court the Company will continue to evaluate the nature and scope of its potential exposure with respect to the current or potential future claims of these Opt Out Plaintiffs. Opt Out Plaintiffs may continue to rejoin the settlement until the March 1, 1995 date established by the Court.

     The Settlement Agreement is in the process of being implemented. The settlement implementation process can be affected by external factors as described above such as the resolution of pending appeals and the number and magnitude of claims filed in the settlement. However, based on its analysis of the most current information, including assessments by knowledgeable third parties who have been directly involved in the negotiation and implementation of the Settlement Agreement, management believes that the aggregate amount of the Company's obligation and the amount and timing of the related cash payments under the Settlement Agreement are reliably determinable. Management also believes that events will not occur which would lead to the Company's withdrawal from the settlement and that the Settlement Agreement will be implemented in the state currently envisioned.

OTHER LITIGATION

     Due to the nature of its business as a supplier of specialty materials to a variety of industries, the Company, at any particular time, is a defendant in a number of products liability lawsuits for injury allegedly related to the Company's products, and, in certain instances, products manufactured by others. Many of these lawsuits seek damages in substantial amounts. For example, the Company has been named in products liability lawsuits pertaining to materials previously used in connection with temporo-mandibular joint implant applications. The Company has followed a practice of aggressively defending all product liability claims asserted against it. Although the Company intends to continue this practice, currently pending proceedings and any future claims are subject to the uncertainties attendant to litigation and the ultimate outcome of any such proceedings or claims cannot be predicted with certainty. Nonetheless, the Company believes that these products liability claims will not have a material adverse effect on the Company's results of operations or financial condition.

SECURITIES LAWS AND SHAREHOLDER DERIVATIVE LAWSUITS

Securities Laws Class Action Lawsuits
- - - - - -------------------------------------

     As of December 31, 1994, the Company and certain of its directors and officers were named, as defendants with others, in two securities laws class action lawsuits filed by purchasers of stock of Corning Incorporated (Corning) and The Dow Chemical Company (Dow Chemical). These cases were originally filed as several separate cases in the Federal District Court for the Southern District of New York in the first quarter of 1992; these cases were consolidated in the second quarter of 1992 so that there is one case involving claims on behalf of purchasers of stock of Corning and one case involving claims on behalf of purchasers of stock of Dow Chemical. The plaintiffs in these cases allege, among other things, misrepresentations and omissions of material facts and breach of duty with respect to purchasers of stock of Corning and Dow Chemical relative to the breast implant issue. The relief sought in these cases is monetary damages in unspecified amounts. Motions to dismiss both cases have been filed by all defendants.

Shareholder Derivative Lawsuits
- - - - - -------------------------------


     As of December 31, 1994, the Company and/or certain of its directors and officers were named in three shareholder derivative lawsuits filed by shareholders of Corning and Dow Chemical. The plaintiffs in these cases allege various breaches of fiduciary duties claimed to be owed by the defendants relative to the breast implant issue. The relief sought by the shareholders filing these suits on behalf of Dow Chemical and Corning is monetary damages in unspecified amounts. Motions to dismiss these cases have been filed by all defendants.

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

     On March 11, 1994, the court in the Michigan Action ruled that certain of the Company's primary insurers have a duty to defend the Company with respect to breast implant products liability lawsuits. These insurers were also directed to reimburse the Company for certain defense costs previously incurred. On November 16, 1994, the court further ruled in favor of the Company on allocation of defense costs. The court ruled that each primary occurrence insurer is obligated to pay the defense costs for all cases alleging a date of implant either before or during the insurers' policy period and for all cases involving unknown implant dates.

     Notwithstanding this litigation, the Company is continuing its negotiations with the Insurers to obtain an Insurance Allocation Agreement as described above.

SECURITIES AND EXCHANGE COMMISSION INFORMAL INVESTIGATION

     The Company received a request, dated July 9, 1993, from the Boston Regional Office of the Securities and Exchange Commission for certain documents and information related to silicone breast implants. The request stated that an informal investigation of the Company and its equity owners is being conducted by the Boston Regional Office. On July 30, 1993, the Company responded to this request enclosing the documents and information requested along with related information. The Company will continue to cooperate with the Boston Regional Office.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - - - - ------------------------------------------------------------

     Item omitted in accordance with provisions of General Instruction J of Form 10-K.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS
- - - - - ---------------------------------------------------------------------


     The Company's common stock is owned in equal portions by Corning Incorporated and Dow Holdings Inc., a wholly-owned subsidiary of The Dow Chemical Company. None of the Company's common stock has been sold or traded since the Company's inception in 1943.

     The Company did not pay dividends in 1994 or 1993.

     Under the provisions of the Revolving Credit Agreement (which is described in Note 10 of Notes to Consolidated Financial Statements), the Company is subject to certain restrictions as to the payment of dividends or distribution of assets for other specified purposes. The amount of the restriction is based on a formula which considers, among other things, the income before income taxes for the most recent fiscal year. Based on the computation completed for the year ended December 31, 1994, the Company is restricted from issuing dividends or distributing assets for other specified purposes in excess of $71.9 million in 1995.

ITEM 6.  SELECTED FINANCIAL DATA
- - - - - --------------------------------

                                                          Year ended December 31,
                                 ---------------------------------------------------------------------------
                                   1994             1993             1992             1991            1990
                                   ----             ----             ----             ----            ----
                                              (in millions of dollars, except per share amounts)

Operating Results:
Net sales                        $2,204.6         $2,043.7         $1,955.7         $1,845.4        $1,718.3
Net income (loss)                    (6.8)<F2>      (287.0)<F2>       (72.0)<F4>       152.9<F5>       171.1
Net income (loss) per
  common share <F1>                 (2.72)         (114.80)          (28.80)           61.16           68.44

Financial Statistics:
Total assets                     $4,093.2<F2>     $3,262.3<F2>     $2,190.7         $2,119.9        $1,922.4
Long-term debt                      335.1            314.7            298.0            286.8           267.7
Other long-term liabilities       1,639.0<F2>      1,425.8<F2>        306.5            198.5           196.9
Cash dividends per
  common share <F1>                   -                -              26.20            31.00           28.60
Working capital                     310.8            298.6            258.8            361.1           319.1
Current assets to
  current liabilities            1.2 to 1         1.4 to 1         1.5 to 1         1.8 to 1        1.8 to 1
Long-term debt as a
  percentage of stock-
  holders' equity                    50%              49%              32%              26%             27%
Net income (loss) as a
  percentage of average
  stockholders' equity               (1%)            (36%)             (7%)             15%             18%
Ratio of earnings to
  fixed charges                      1.1              <F3>             1.9              5.2             6.3

<F1>  Per share information is based upon 2,500,000 shares outstanding for all periods presented.

<F2>  Net losses include pretax charges related to breast implants of $241.0 in 1994 ($151.8 net of income tax benefit) and $640.0 in 1993 ($415.0 net of income tax benefit).  Increases in total assets and other long-term liabilities are primarily attributable to the recognition of implant insurance receivables, deferred tax assets, and implant reserves associated with these charges.  See Note 2 of Notes to
Consolidated Financial Statements for a discussion of this matter.

<F3>  Earnings were inadequate to cover fixed charges.  The amount of the coverage deficiency for the year ended December 31, 1993 was $424.7.

<F4>  Includes pretax charges related to breast implants and special items of $109.0 ($71.9 net of income tax benefit); see Notes 2 and 3 of Notes to Consolidated Financial Statements for a discussion of these matters.  Also in 1992, the Company adopted Statements of Financial Accounting Standards No. 106 and 109,
which changed its methods of accounting for postretirement benefits other than pensions and deferred income taxes.  The cumulative effect of these changes as of January 1, 1992 reduced net income by $100.4 in 1992.
The effect of adopting these new rules also reduced pretax earnings by $17.4 ($11.5 net of income tax benefit) in 1992 by increasing the recorded costs of retiree health care and life insurance benefits.

<F5>  Includes pretax charges related to breast implants and special items of $54.0 ($35.6 net of income tax benefit).  Also in 1991, the Company changed its method of applying fixed costs to inventory.  The cumulative effect of the change increased net income by $16.3 in 1991.  Except for the cumulative effect, the change did not have a material effect on operating results for the periods presented.

The Selected Financial Data should be read in conjunction with the consolidated financial statements and accompanying notes.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS
- - - - - ----------------------------------------

                    (all amounts in millions of dollars)

Results of Operations
- - - - - ---------------------

                            1994 Compared to 1993
                            ---------------------

     1994 net sales increased $160.9 or 7.9% over levels reported for 1993. The increase is principally attributable to higher sales volumes in the United States and Europe and favorable currency effects in Asia and Europe. The increase was offset slightly by lower selling prices.

     Manufacturing cost of sales, as a percent of net sales, was 66.7% in 1994 compared to 68.7% in 1993. This decrease is due to lower personnel and depreciation costs.

     Marketing and administrative expenses, as a percent of net sales, were 18.8% in 1994 compared to 19.8% in 1993. This decrease is principally due to lower personnel costs.

     Implant costs of $241.0 in 1994 and $640.0 in 1993 represent provisions for costs associated with breast implant litigation, claims and related matters, as further described in Note 2 of Notes to Consolidated Financial Statements. These costs were reported separately to better identify the Company's profitability from ongoing operations and the financial impact resulting from breast implant litigation.

     Operating income for 1994 was $77.9 compared to an operating loss of $404.1 in 1993. Operating results in both years have been negatively impacted by breast implant related charges as described above.

     Interest expense was $70.3 in 1994 compared to $33.3 in 1993. This increase is principally attributable to the recognition in 1994 of $28.3 in imputed interest on the net discounted implant liability (as further discussed in Note 2 of Notes to Consolidated Financial Statements) and higher average levels of debt.

     Implant costs of $241.0 in 1994 and $640.0 in 1993 were offset by related tax benefits of $89.2 in 1994 and $225.0 in 1993. Excluding the impact of these charges and the related tax benefits, the effective tax rate was 38.0% in 1994 compared to 34.0% in 1993. The higher effective rate in 1994 is due to lower anticipated foreign tax credits.

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

     During 1992, the Company adopted Statements of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and No. 109, Accounting for Income Taxes. The impact of these changes, as further explained in Notes 13 and 15 of Notes to Consolidated Financial Statements, reduced 1992 net income by $111.9, $100.4 of which represented the cumulative effect of these changes for years prior to 1992.


Credit Availability
- - - - - -------------------

     During 1993, the Company terminated a revolving credit agreement which was in place at December 31, 1992, and replaced it with a revolving credit agreement with 16 domestic and foreign banks which provides for borrowings on a revolving credit basis until November, 1997 of up to $400.0. At December 31, 1994, there was $375.0 outstanding under this facility. Availability of credit under this facility may be affected by certain debt restrictions and provisions as described below and in Note 10 of Notes to Consolidated Financial Statements.

     Additionally, the Company has agreements in place whereby it may sell on an ongoing basis fractional ownership interests in a designated pool of U.S. trade receivables, with limited recourse, in amounts up to $65.0. As of December 31, 1994, the Company had $32.0 outstanding under these agreements. For information concerning receivables sold, see Note 6 of Notes to Consolidated Financial Statements.

     During 1994, the Company obtained long-term financing totaling $66.4 ($6.4 of which is denominated in foreign currencies) bearing interest at rates ranging from 5.9% to 6.7% at December 31, 1994 and with maturities ranging from two to three years.

     Management believes that the Company will generate the financial liquidity required to meet ongoing operational needs, to meet its obligations under the Settlement Agreement, and to resolve breast implant claims not covered by the Settlement Agreement. This belief is based on, among other things, management's estimate of future operational cash flows, its estimate of the cost to resolve breast implant litigation, its assessment that recovery of substantial amounts from the Company's insurance carriers on a timely basis is probable, and its evaluation of current and anticipated future financing arrangements.

Management's evaluation of current financing arrangements has considered the fact that the Company's existing Revolving Credit Agreement provides participating banks the right, subject to a vote of a majority in interest, to demand repayment of amounts outstanding prior to maturity in the event that breast implant litigation expenditures, net of insurance recoveries, exceed certain limits.

     Additional facts and circumstances may develop which could result in a material and adverse effect on the Company's liquidity. In an effort to provide the Company with additional financial flexibility, should such facts and circumstances develop, the Company is currently evaluating alternative financing arrangements. However, there can be no assurance that these alternative financing arrangements will be concluded successfully.

Inflation
- - - - - ---------

     The impact of inflation on the Company's financial position and results of operations has been minimal. The Company expects that future impacts of inflation will be offset by increased prices and productivity gains.

Contingencies
- - - - - -------------

     For information regarding contingencies, including a discussion of breast implant litigation and the Company's environmental liabilities, see Note 2 of Notes to Consolidated Financial Statements.

Management Changes
- - - - - ------------------

     On September 16, 1994, Keith R. McKennon, formerly Chairman of the Board, retired from the Board of Directors and was named Director Emeritus. Richard
A. Hazleton, formerly President and Chief Executive Officer, was elected Chairman of the Board and will continue as Chief Executive Officer. Gary E. Anderson, formerly Executive Vice President, was elected President.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- - - - - ----------------------------------------------------

     See the "Index to Financial Statements" included in this report, as well as the "Report of Independent Accountants."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE
- - - - - --------------------------------------------------------------------

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- - - - - ------------------------------------------------------------

     Item omitted in accordance with provisions of General Instruction J of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
- - - - - --------------------------------

     Item omitted in accordance with provisions of General Instruction J of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- - - - - ------------------------------------------------------------------------

     Item omitted in accordance with provisions of General Instruction J of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- - - - - --------------------------------------------------------

     Item omitted in accordance with provisions of General Instruction J of Form 10-K.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- - - - - --------------------------------------------------------------------------

     Documents filed as part of Form 10-K for the year ended December 31, 1994 are as follows:

    (a)   Financial Statements and Financial Statement Schedules:

          See the "Index to Financial Statements" included in this report, as well as the "Report of Independent Accountants."

    (b)   Reports on Form 8-K:

          A report on Form 8-K dated January 20, 1995, was filed in connection with a special charge to reflect the Company's best estimate of the costs of resolving breast implant litigation and related matters.

    (c)   Exhibits:

          See the "Exhibit Index" which is located on page 50.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DOW CORNING CORPORATION

    Date  January 31, 1995        By   R. A. Hazleton
          ----------------             ---------------------------------------
                                       R. A. Hazleton
                                       Chairman and Chief Executive Officer

    Date  January 31, 1995        By   J. W. Churchfield
          ----------------             ---------------------------------------
                                       J. W. Churchfield
                                       Vice President for Planning and Finance
                                       and Chief Financial Officer

    Date  January 31, 1995        By   G. P. Callaghan
          ----------------             ---------------------------------------
                                       G. P. Callaghan
                                       Corporate Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (a majority of the Board of Directors) on behalf of the registrant and in the capacities and on the dates indicated.

    Date  January 31, 1995        By   G. E. Anderson
          ----------------             ---------------------------------------
                                       G. E. Anderson
                                       Director, Dow Corning Corporation

    Date  January 31, 1995        By   V. C. Campbell
          ----------------             ---------------------------------------
                                       V. C. Campbell
                                       Director, Dow Corning Corporation

    Date  January 31, 1995        By   E. C. Falla
          ----------------             ---------------------------------------
                                       E. C. Falla
                                       Director, Dow Corning Corporation

    Date  January 31, 1995        By   R. A. Hazleton
          ----------------             ---------------------------------------
                                       R. A. Hazleton
                                       Director, Dow Corning Corporation

    Date  January 31, 1995        By   J. R. Houghton
          ----------------             ---------------------------------------
                                       J. R. Houghton
                                       Director, Dow Corning Corporation

    Date  January 31, 1995        By   F. P. Popoff
          ----------------             ---------------------------------------
                                       F. P. Popoff
                                       Director, Dow Corning Corporation

    Date  January 31, 1995        By   L. A. Reed
          ----------------             ---------------------------------------
                                       L. A. Reed
                                       Director, Dow Corning Corporation

    Date  January 31, 1995        By   D. R. Weyenberg
          ----------------             ---------------------------------------
                                       D. R. Weyenberg
                                       Director, Dow Corning Corporation

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

     The financial statements have been audited by our independent accountants, Price Waterhouse LLP. Their responsibility is to express an independent professional opinion with respect to the consolidated financial statements on the basis of an audit conducted in accordance with generally accepted auditing standards. In addition to the audit performed by the independent accountants, Dow Corning maintains a professional staff of internal auditors whose audit coverage is coordinated with that of the independent accountants.

     The Board of Directors, through its Audit Committee, is responsible for reviewing and monitoring Dow Corning's financial reporting and accounting practices and recommending annually the appointment of the independent accountants. The Committee, composed of non-management directors, meets periodically with management, the internal auditors and the independent accountants to review and assess the activities of each. Both the independent accountants and the internal auditors meet with the Committee, without management present, to review the results of their audits and their assessment of the adequacy of the system of internal accounting controls and the quality of financial reporting.


January 20, 1995



R. A. Hazleton                         J. W. Churchfield
- - - - - ------------------------------         ---------------------------------------
R. A. Hazleton                         J. W. Churchfield
Chairman and                           Vice President for Planning and Finance
Chief Executive Officer                and Chief Financial Officer

                           Suite 3900                   Telephone 313 259 0500
                           200 Renaissance Center
                           Detroit, MI  48243


Price Waterhouse LLP


REPORT OF INDEPENDENT ACCOUNTANTS

January 20, 1995

To the Stockholders and
Board of Directors of
Dow Corning Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dow Corning Corporation and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the financial statements, the Company is involved in product liability litigation and claims related to breast implants for which it is seeking recovery from insurance carriers. The Company has recorded a liability for its obligations under a settlement agreement and an estimated liability for costs not covered by the settlement agreement. Additionally, the Company has recorded an estimated insurance receivable related to these liabilities. The estimated amounts were recorded based upon all currently available information. However, as additional facts and circumstances develop, it may be necessary for the Company to revise its estimate of the costs not covered by the settlement agreement as well as the estimate of the insurance receivable.

In 1992, the Company changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106 as discussed in Note 13 and its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109 as discussed in Note 15.

Price Waterhouse LLP

(THIS PAGE INTENTIONALLY BLANK)

                            DOW CORNING CORPORATION
                            -----------------------

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------


                                                                         Page
                                                                         ----

Consolidated balance sheets at December 31, 1994 and 1993                 23


Consolidated statements of operations and retained earnings for
 the years ended December 31, 1994, 1993 and 1992                         25


Consolidated statements of cash flow for the years ended
 December 31, 1994, 1993 and 1992                                         26


Notes to consolidated financial statements                                27


Supplementary Data for the years ended December 31, 1994 and 1993:

      Quarterly financial information                                     47


Financial Statement Schedules for the years ended
 December 31, 1994, 1993 and 1992:

   VIII -   Valuation and qualifying accounts and reserves                48

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

                           DOW CORNING CORPORATION
                           -----------------------
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                          (in millions of dollars)

                                   ASSETS
                                   ------

                                                          December 31,
                                                   --------------------------
                                                     1994             1993
                                                     ----             ----

CURRENT ASSETS:
   Cash and cash equivalents                       $  201.1         $  263.0
                                                   --------         --------

   Short-term investments                               0.7              0.9
                                                   --------         --------

   Accounts and notes receivable -
     Trade (less allowance for doubtful accounts
       of $10.2 in 1994 and $8.4 in 1993)             380.4            318.5
     Anticipated implant insurance receivable         157.5              -
     Other receivables                                 35.8             54.5
                                                   --------         --------
                                                      573.7            373.0
                                                   --------         --------

   Inventories                                        308.4            285.6
                                                   --------         --------

   Other current assets -
     Deferred income taxes                            252.9            118.4
     Implant deposit                                  275.0              -
     Other                                             24.0             28.3
                                                   --------         --------
                                                      551.9            146.7
                                                   --------         --------

               Total current assets                 1,635.8          1,069.2
                                                   --------         --------

PROPERTY, PLANT AND EQUIPMENT:
   Land and land improvements                         150.8            130.9
   Buildings                                          467.0            436.0
   Machinery and equipment                          2,181.9          2,011.3
   Construction-in-progress                           135.2            132.5
                                                   --------         --------
                                                    2,934.9          2,710.7
   Less - Accumulated depreciation                 (1,743.0)        (1,544.6
                                                   --------         --------)
                                                    1,191.9          1,166.1
                                                   --------         --------

OTHER ASSETS:
   Anticipated implant insurance receivable           943.6            663.7
   Deferred income taxes                              182.7            229.6
   Other                                              139.2            133.7
                                                   --------         --------
                                                    1,265.5          1,027.0
                                                   --------         --------

                                                   $4,093.2         $3,262.3
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

                           DOW CORNING CORPORATION
                           -----------------------
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                 (in millions of dollars except share data)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                                          December 31,
                                                   --------------------------
                                                     1994             1993
                                                     ----             ----

CURRENT LIABILITIES:
   Notes payable                                   $  404.9         $  233.7
   Current portion of long-term debt                   41.9             33.5
   Trade accounts payable                             160.2            147.1
   Income taxes payable                                42.6             18.6
   Accrued payrolls and employee benefits              61.8             60.4
   Accrued taxes, other than income taxes              18.3             19.6
   Implant reserve                                    475.4            158.7
   Other current liabilities                          119.9             99.0
                                                   --------         --------
           Total current liabilities                1,325.0            770.6
                                                   --------         --------

LONG-TERM DEBT                                        335.1            314.7
                                                   --------         --------

OTHER LONG-TERM LIABILITIES:
   Implant reserve                                  1,286.9          1,100.0
   Deferred income taxes                                3.4             14.6
   Other                                              348.7            311.2
                                                   --------         --------
                                                    1,639.0          1,425.8
                                                   --------         --------

CONTINGENT LIABILITIES (NOTE 2)


MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES        117.9            102.8
                                                   --------         --------

STOCKHOLDERS' EQUITY:
   Common stock, $5 par value - 2,500,000 shares
     authorized and outstanding                        12.5             12.5
   Retained earnings                                  597.5            604.3
   Cumulative translation adjustment                   66.2             31.6
                                                   --------         --------
           Stockholders' equity                       676.2            648.4
                                                   --------         --------

                                                   $4,093.2         $3,262.3
                                                   ========         ========

     The Notes to Consolidated Financial Statements are an integral part of these financial statements.

      25

                                        DOW CORNING CORPORATION
                                        -----------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                      -----------------------------------------------------------
                              (in millions of dollars except share data)

                                                                           Year ended December 31,
                                                                      ----------------------------------
                                                                        1994         1993         1992
                                                                        ----         ----         ----

NET SALES                                                             $2,204.6     $2,043.7     $1,955.7
                                                                      --------     --------     --------

OPERATING COSTS AND EXPENSES:
  Manufacturing cost of sales                                          1,470.3      1,403.9      1,343.2
  Marketing and administrative expenses                                  415.4        403.9        410.4
  Implant costs                                                          241.0        640.0         69.0
  Special items                                                            -            -           40.0
                                                                      --------     --------     --------

                                                                       2,126.7      2,447.8      1,862.6
                                                                      --------     --------     --------

OPERATING INCOME (LOSS)                                                   77.9       (404.1)        93.1

OTHER INCOME (EXPENSE):
  Interest income, currency gains (losses) and other, net                  7.0         15.4        (20.6)
  Interest expense                                                       (70.3)       (33.3)       (22.5)
                                                                      --------     --------     --------

INCOME (LOSS) BEFORE INCOME TAXES                                         14.6       (422.0)        50.0

Income tax provision (benefit)                                             7.9       (150.9)        10.1

Minority interests' share in income                                       13.5         15.9         11.5
                                                                      --------     --------     --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECTS OF
  CHANGES IN ACCOUNTING PRINCIPLES (1994 - $(2.72) per share;
  1993 - $(114.80) per share; 1992 - $11.36 per share)                    (6.8)      (287.0)        28.4


  Cumulative effect of adopting Statement of Financial Accounting
    Standards No. 106 - Employers' Accounting for Postretirement
    Benefits Other Than Pensions, net of applicable income taxes
    ($(46.72) per share)                                                    -           -         (116.8)

  Cumulative effect of adopting Statement of Financial Accounting
    Standards No. 109 - Accounting for Income Taxes ($6.56 per share)       -           -           16.4
                                                                      --------     --------     --------

NET INCOME (LOSS) (1994 - $(2.72) per share; 1993 - $(114.80) per
  share; 1992 - $(28.80) per share)                                       (6.8)      (287.0)       (72.0)

Retained earnings at beginning of year                                   604.3        891.3      1,028.8

Cash dividends (1992 - $26.20 per share)                                   -            -          (65.5)
                                                                      --------     --------     --------

Retained earnings at end of year                                      $  597.5     $  604.3     $  891.3
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

                                        DOW CORNING CORPORATION
                                        -----------------------
                                  CONSOLIDATED STATEMENTS OF CASH FLOW
                                  ------------------------------------
                                        (in millions of dollars)

                                                                        Year ended December 31,
                                                                   ----------------------------------
                                                                     1994         1993         1992
                                                                     ----         ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) before cumulative effects of changes
    in accounting principles                                       $  (6.8)     $(287.0)     $  28.4
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities -
       Depreciation and amortization                                 189.7        197.1        190.6
       Deferred income taxes                                         (96.8)      (211.5)       (40.7)
       Implant charges including imputed interest                    269.3        640.0         69.0
       Implant payments                                             (240.4)       (91.2)       (47.8)
       Implant insurance reimbursement                                71.4          -            -
       Implant deposit                                              (275.0)         -            -
       Special items                                                   -            -           40.0
       Other                                                          27.2         18.5         17.2
   Changes in assets and liabilities -
       Accounts and notes receivable                                 (29.2)       (44.8)        (7.5)
       Inventories                                                   (11.4)        44.0         14.8
       Accounts payable                                                5.5         18.3        (10.3)
       Income taxes payable                                           22.4        (24.7)        11.2
       Other current liabilities                                      11.9         19.2         (8.4)
                                                                   -------      -------      -------

            Cash provided by (used for) operating activities         (62.2)       277.9        256.5
                                                                   -------      -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (177.6)      (182.3)      (214.6)
   Proceeds from sale of assets                                        -           66.3          -
   Business acquisitions, net of cash acquired                         -            -          (29.8)
   Other                                                             (13.0)         9.6         (5.1)
                                                                   -------      -------      -------

            Cash used for investing activities                      (190.6)      (106.4)      (249.5)
                                                                   -------      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings                                               92.3         58.8         82.5
   Payments on long-term debt                                        (69.2)       (49.9)       (81.9)
   Payments on revolving credit agreement                              -         (100.0)         -
   Proceeds from revolving credit agreement                          225.0        150.0        100.0
   Net change in other short-term borrowings                         (57.2)        25.0        (41.7)
   Dividends paid to stockholders                                      -            -          (65.5)
                                                                   -------      -------      -------

            Cash provided by (used for) financing activities         190.9         83.9         (6.6)
                                                                   -------      -------      -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                -           (0.8)         0.1
                                                                   -------      -------      -------

CHANGES IN CASH AND CASH EQUIVALENTS:
   Net increase (decrease) in cash and cash equivalents              (61.9)       254.6          0.5
   Cash and cash equivalents at beginning of year                    263.0          8.4          7.9
                                                                   -------      -------      -------

   Cash and cash equivalents at end of year                        $ 201.1      $ 263.0      $   8.4
                                                                   =======      =======      =======

     The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           DOW CORNING CORPORATION
                           -----------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                 (in millions of dollars except where noted)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- - - - - ---------------------------------------------------

Principles of Consolidation
- - - - - ---------------------------

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

Cash Equivalents and Short-Term Investments
- - - - - -------------------------------------------

     Cash equivalents include all highly liquid investments purchased with an original maturity of ninety days or less. All other temporary investments are classified as short-term investments. The carrying amounts for cash equivalents and short-term investments approximate their fair values.

Inventories
- - - - - -----------

     Inventories are stated at the lower of cost or market. The cost of the majority of inventories is determined using the last-in, first-out (LIFO) method and the remainder is valued using the first-in, first-out (FIFO) method.

Property and Depreciation
- - - - - -------------------------

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

     The Company follows the policy of capitalizing interest as a component of the cost of capital assets constructed for its own use. Interest capitalized was $14.3 in 1994, $12.0 in 1993, and $11.8 in 1992.

Intangibles
- - - - - -----------

     Other assets include $24.8 and $27.0 of intangible assets at December 31, 1994 and 1993, respectively, representing the excess of cost over net assets of businesses acquired. These intangible assets are being amortized on a straight-line basis over 10 years. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives.

- - - - - ---------------------------------------------------

Deferred Investment Grants
- - - - - --------------------------

     Included in other long-term liabilities are deferred investment incentives (grants) which the Company has received related to certain capital expansion projects in Belgium, Canada and the United Kingdom. Such grants are deferred and recognized in income over the service lives of the related assets. At December 31, 1994 and 1993, gross deferred investment incentives were $89.7 and $84.6 with related accumulated amortization of $72.8 and $62.8, respectively.

Income Taxes
- - - - - ------------

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

Research and Development Costs
- - - - - ------------------------------

     Research and development costs are charged to operations when incurred and are included in manufacturing cost of sales. These costs totalled $174.0 in 1994, $163.9 in 1993, and $161.2 in 1992.

Currency Translation
- - - - - --------------------

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

Interest and Currency Rate Derivatives
- - - - - --------------------------------------

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

- - - - - ---------------------------------------------------

New Accounting Standard
- - - - - -----------------------

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

Reclassifications
- - - - - -----------------

     Certain reclassifications of prior year amounts have been made to conform to the presentation adopted in 1994.

NOTE 2 - CONTINGENCIES
- - - - - ----------------------

Breast Implant Litigation and Claims
- - - - - ------------------------------------

     Prior to January 6, 1992, the Company, directly and through its wholly-owned subsidiary, Dow Corning Wright Corporation, was engaged in the manufacture and sale of silicone gel breast implants and the raw material components of these products. As part of a review process initiated in 1991 by the United States Food and Drug Administration (FDA) of Premarket Approval Applications (PMAA) for silicone gel breast implants, on January 6, 1992, the FDA asked breast implant producers and medical practitioners to voluntarily halt the sale and use of silicone gel breast implants pending further review of the safety and effectiveness of such devices, and the Company complied with the FDA's request and suspended shipments of implants. Subsequently, the Company announced that it would not resume the production or sale of silicone gel breast implants and that it would withdraw its PMAA for silicone gel breast implants from consideration by the FDA.

     Since late 1991, there has been considerable publicity associated with the breast implant controversy, and the Company experienced a substantial increase in the number of lawsuits against the Company relating to breast implants. As of December 31, 1994, the Company has been named, often together with other defendants, in approximately 19,000 pending breast implant products liability lawsuits filed by or on behalf of individuals who claim to have or have had silicone gel breast implants. Many of these cases involve multiple plaintiffs. In addition, there were 45 breast implant products liability class action lawsuits which had been filed against the Company as of December 31, 1994. It is anticipated that the Company will be named as a defendant in additional breast implant lawsuits in the future by those breast implant recipients not participating in the Breast Implant Litigation Settlement Agreement (as described below). The typical alleged factual bases for these lawsuits include allegations that the plaintiffs' breast implants caused specified ailments, including, among other things, autoimmune disease, scleroderma, systemic disorders, joint swelling and chronic fatigue. The Company is sometimes named as the manufacturer of silicone gel breast implants, and other times the Company is named as the supplier of silicone raw materials to other breast implant manufacturers. The Company is vigorously defending this litigation asserting, among other defenses, that there is no causal connection between silicone breast implants and the ailments alleged by the plaintiffs in these cases. Once the Breast Implant Litigation Settlement Agreement (as described below) becomes final and binding, it is anticipated that lawsuits brought by those breast implant plaintiffs participating in the settlement will be dismissed.

- - - - - ----------------------

     Consolidation of a substantial number of breast implant lawsuits for pretrial purposes has occurred in federal court (U.S. District Court for the Northern District of Alabama, the "Court") and various state courts where a substantial number of breast implant lawsuits have been filed. As of December 31, 1994, substantially more than half of all breast implant cases have been consolidated for pretrial purposes at the federal and state levels. The Company anticipates that breast implant lawsuit consolidations and implementation of the Breast Implant Litigation Settlement Agreement will result in a reduction of litigation defense costs.

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

     On March 23, 1994, the Company, along with other defendants and representatives of breast implant litigation plaintiffs, entered into a settlement pursuant to a Breast Implant Litigation Settlement Agreement (as amended by the Court, the "Settlement Agreement"). The Company's participation in this Settlement Agreement was approved by the Company's Board of Directors on March 28, 1994. Under the Settlement Agreement, industry participants (the "Funding Participants") agreed to contribute up to approximately $4.2 billion over a period of more than thirty years to establish several special purpose funds. A related funding agreement (the "Funding Agreement") specifies the amount that each Funding Participant would contribute to the settlement fund and the timing of those contributions. The Settlement Agreement provides for a claims based structured resolution of claims arising out of silicone breast implants and defines the circumstances under which payments from the funds would be made. The Settlement Agreement includes provisions for (a) class membership and the ability of plaintiffs to opt out of the class, (b) the establishment of defined funds for medical diagnostic/evaluation procedures, explantation, ruptures, compensation for specific diseases and administration, (c) payment terms and timing and (d) claims administration.

     The settlement covers claims of most breast implant recipients, and related claims, brought in the courts of U.S. federal and state jurisdictions. The settlement also covers the claims of breast implant recipients brought in jurisdictions outside of the U.S. if payments received by those potential claimants from the settlement fund, and related releases, serve to preclude them from bringing legal actions in these other jurisdictions. The settlement does not cover claims of breast implant recipients who have affirmatively chosen not to participate in the Settlement Agreement, or whom the Court has specifically excluded from the Settlement Agreement unless these potential claimants affirmatively join the settlement. Breast implant recipients who reside in Ontario or Quebec, Canada, or in Australia have been specifically excluded by the Court. The Settlement Agreement defines various periods during which, upon the occurrence of certain events, breast implant plaintiffs may elect not to settle their claims by way of the Settlement Agreement and pursue their individual breast implant litigation against manufacturers and other defendants (the "Opt Out Plaintiffs"). The Settlement Agreement also provides the children of breast implant recipients with the right to opt out of the settlement in certain circumstances. Under the terms of the Settlement Agreement, in certain circumstances, if any defendant who is a Funding Participant considers the number of Opt Out Plaintiffs to be excessive, such defendant may decide to exercise the option to withdraw from participation in the settlement during a number of periods specified in the Settlement Agreement.

- - - - - ----------------------

     On April 1, 1994, the Court preliminarily approved the Settlement Agreement. On April 18, 1994, the Court issued notice of the Settlement Agreement to breast implant recipients and others who may be eligible to participate in the settlement ("Settlement Class Members"). This notice began a 60-day period, ending June 17, 1994, during which Settlement Class Members had the ability to become initial Opt Out Plaintiffs. This period was extended to July 1, 1994 with respect to certain Settlement Class Members whose Court issued notice was delayed. The Court has afforded initial Opt Out Plaintiffs an opportunity to rejoin the settlement within specified periods which currently end no later than March 1, 1995. A Court hearing to review the fairness of the Settlement Agreement was completed on August 22, 1994. On September 1, 1994, the Court granted final approval to the Settlement Agreement, determining that it is fair, reasonable and adequate, and on September 8, 1994, the Company's Board of Directors approved the Company's continued participation in the Settlement Agreement.

     The Court's final approval of the Settlement Agreement has been appealed to the U.S. Court of Appeals for the Eleventh Circuit primarily by certain providers of health care indemnity payments or services and by certain foreign claimants.

     The Settlement Agreement provides that industry participants will contribute a total of $4.2 billion, of which the Company is obligated to contribute up to approximately $2.02 billion, over a period of more than 30 years. The Company's required contributions under the Settlement Agreement cannot be changed without the Company's consent. Under the terms of the Funding Agreement, the Company has made or anticipates making settlement payments in accordance with the following schedule:

            1994                    $ 42.50
            1995                     275.00
            1997                     275.00
            1998                     275.00
            1999 through 2011         51.17 per year
            2012 through 2019         38.38 per year
            2020 through 2026         25.57 per year

     The Company's first payment of $275.0 under the Funding Agreement is due upon the earlier of (a) a resolution of these appeals which confirms the Court's final approval of the Settlement Agreement or (b) the completion of a second opt out process or the determination that there will be no second opt out process (as described below). The Company has placed $275.0 into an escrow account and is required, among other things, to provide a letter of credit in the amount of $275.0 to provide financial assurance to the Court of the Company's ability to meet its obligations under the Settlement Agreement. After the third payment of $275.0, the amount of the letter of credit will be reduced to $51.2 or may be eliminated by order of the Court. The Company is engaged in discussions with certain financial institutions to provide this letter of credit.

     Initial claims for specific disease compensation were required to be filed with the Court in September 1994. After these claims and the supporting medical records have been evaluated by the Court for validity, eligibility, accuracy, and consistency, the Court will determine whether the disease compensation settlement fund is sufficient to pay validated claims. If the disease compensation settlement fund is not sufficient to pay validated claims, and if such insufficiency cannot be resolved through other means, claimants with validated claims may have the ability to opt out during another period as specified in the Settlement Agreement. If any defendant who is a Funding Participant considers the number of new Opt Out Plaintiffs against said defendant to be excessive, such defendant may decide to exercise a second option to withdraw from participation in the settlement.

- - - - - ----------------------

     Since July 1, 1994, many former Opt Out Plaintiffs have rejoined the settlement. Based on preliminary information received from the Court as of December 1994, approximately 5,000 of the initial U.S. Opt Out Plaintiffs and approximately 2,000 potential foreign claimants (including initial foreign Opt Out Plaintiffs and foreign claimants excluded from the settlement class) have identified the Company as potentially responsible, in whole or in part, with respect to their current or potential future claims. The Court is continuing to collect information relating to the number of Opt Out Plaintiffs and as information is received from the Court the Company will continue to evaluate the nature and scope of its potential exposure with respect to the current or potential future claims of these Opt Out Plaintiffs. Opt Out Plaintiffs may continue to rejoin the settlement until the March 1, 1995 date established by the Court.

     The Settlement Agreement is in the process of being implemented. The settlement implementation process can be affected by external factors as described above such as the resolution of pending appeals and the number and magnitude of claims filed in the settlement. However, based on its analysis of the most current information, including assessments by knowledgeable third parties who have been directly involved in the negotiation and implementation of the Settlement Agreement, management believes that the aggregate amount of the Company's obligation and the amount and timing of the related cash payments under the Settlement Agreement are reliably determinable. Management also believes that events will not occur which would lead to the Company's withdrawal from the settlement and that the Settlement Agreement will be implemented in the state currently envisioned.

     The Company believes that a substantial portion of the indemnity, settlement and defense costs related to breast implant lawsuits and claims will be covered by the Company's products liability insurance. Substantially all of the Company's insurers have reserved the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, when coverage may attach, and their respective obligations relative to other insurers. The Company has a substantial amount of unexhausted claims-made insurance coverage with respect to lawsuits and claims commencing in 1986 and thereafter. For lawsuits and claims involving implant dates prior to 1986, substantial coverage exists under a number of primary and excess occurrence policies having various limits. Because defense costs and disposition of particular breast implant lawsuits and claims may be covered, in whole or in part, both by the claims-made coverage issued from and after 1986, and one or more of the occurrence policies issued prior to 1986, determination of aggregate insurance coverage depends on, among other things, how defense and indemnity costs are allocated among the various policy periods. Also, a number of the breast implant lawsuits pending against the Company request punitive damages and compensatory damages arising out of alleged intentional torts. Depending on policy language, applicable law and agreements with insurers, any such damages which may be awarded pursuant to such lawsuits may or may not be covered, in whole or in part, by insurance.

     Discussions among the Company and its primary insurers have occurred and are continuing with a view toward reaching an agreement as to the allocation of costs of breast implant litigation among the various insurers issuing products liability insurance policies to the Company relative to breast implants and other products. In 1993, the Company commenced a lawsuit against certain of these insurers seeking, among other things, a judicial enforcement of the obligations of the insurers under certain of these insurance policies. Approximately 85% of the anticipated implant insurance receivable recorded in the financial statements is currently subject to litigation. This litigation principally involves those insurers who provided coverage on an occurrence basis and generally does not involve insurers who provided coverage on a claims made basis.

     Management continues to believe that it is probable that the Company will recover from its insurers a substantial amount of breast implant related payments which have been or may be made by the Company. In reaching this belief, the Company has analyzed its insurance policies, considered its history of coverage and insurance reimbursement for these types of claims, and consulted with knowledgeable

- - - - - ----------------------

third parties with significant experience in insurance coverage matters. This belief is further supported by the fact that the Company received insurance recoveries of $71.4 in 1994 and entered into settlements with certain insurers for future reimbursement. These settlements relate to only a small number of the Company's insurers and a small portion of the Company's total insurance program.

     The Company has recorded an anticipated insurance receivable which is less than the amount for which the Company will seek reimbursement; a substantial portion of this anticipated insurance receivable relates to insurers who provided coverage on an occurrence basis. The principal uncertainties which exist with respect to the ultimate realization of this asset include the method applied in allocating losses between insurers who provided coverage on a claims made basis and insurers who provided coverage on an occurrence basis, the method applied in allocating losses among the insurers who provided coverage on an occurrence basis, potential delays in reimbursement if the insurers fail to pay on a timely basis, and the extent to which insurers may become insolvent in the future. The Company has taken these factors into account when estimating the amount of insurance recovery to record in the financial statements. Specifically, the Company selected a reasonable and legally sound allocation theory which is one of several generally accepted allocation theories in circumstances involving product liability claims; the allocation theory selected is supported by recent developments in the ongoing insurance litigation. The Company also assumed a reasonable delay between the time the Company makes breast implant related payments and the time the Company receives reimbursement from the insurers, and an allowance for insolvent insurers has been provided.

     The Company has made efforts in the past to reflect anticipated financial consequences to the Company of the breast implant situation. During 1991 and 1992, the Company recorded $25.0 and $69.0, respectively, of pretax costs related to breast implant matters. In 1993 the Company recorded a pretax charge of $640.0. This charge included the Company's best estimate of its potential liability for breast implant litigation based on settlement negotiations, and also included provisions for legal, administrative, and research costs related to breast implants, for a total of $1.24 billion, less anticipated insurance recoveries of $600.0. As discussed below, the Company recorded the liability attributable to the Settlement Agreement and the related insurance receivable on a present value basis.

     On January 20, 1995, the Company announced a pretax charge of $241.0 ($151.8 after tax) for the fourth quarter of 1994. This charge reflects the Company's best current estimate of additional costs to resolve breast implant litigation and claims outside of the Settlement Agreement, and includes provisions for legal, administrative, and research costs related to breast implants. This pretax charge of $241.0 consists of a $647.0 liability less anticipated insurance recoveries of $406.0. These amounts were recorded on an undiscounted basis.

     As a result of the provisions described above, as of December 31, 1994 the Company's financial statements reflect a total liability of $1,762.3 and a total anticipated implant insurance receivable of $1,101.1. Of these amounts, a liability of $603.6 and an anticipated implant insurance receivable of $398.3 have been recorded to reflect costs and insurance recoveries, respectively, relevant to breast implant liabilities not covered by the Settlement Agreement; these amounts are recorded on an undiscounted basis. Because the amount and timing of the liability attributable to the Settlement Agreement is reliably determinable, the Company recorded this liability and the related anticipated implant insurance receivable on a present-value basis using a discount rate of 7.0% over a period of more than 30 years. This rate approximated the interest rate on monetary assets that are risk free and that have maturities corresponding with the scheduled cash payments. The Settlement Agreement liability recorded in the financial statements at December 31, 1994 is $1,158.7; this amount is $1,976.2 on an undiscounted basis. The Settlement Agreement anticipated implant insurance receivable recorded in the financial statements at December 31, 1994 is $702.8; this amount is $1,156.2 on an undiscounted basis.

- - - - - ----------------------

Differences between discounted amounts recorded in the financial statements and undiscounted amounts represent interest to be recorded over the life of the net liability. The net amount of imputed interest recorded in 1994 was $28.3. Amounts recorded in the financial statements related to the Settlement Agreement are adjusted as insurance proceeds are received, as payments are made against reserves and as imputed interest is recorded on discounted amounts.

     Implant reserves less the anticipated implant insurance receivable reflects management's best current estimate of the cost of ultimate resolution of breast implant litigation and claims. The liability under the Settlement Agreement is reliably determinable. However, additional facts and circumstances may develop which could affect the reliability and precision of the estimate of costs not covered by the Settlement Agreement as well as the estimate of the anticipated implant insurance receivable. Those facts and circumstances include, among other things, the ultimate number and extent of claims not covered by the Settlement Agreement, the ultimate cost of resolving those claims, the amount and timing of insurance recoveries, and the allocation of insurance payments among the Company's insurers. Management cannot currently estimate the impact that these factors may have on the current estimate of costs not covered by the Settlement Agreement as well as the estimate of the anticipated implant insurance receivable. As additional facts and circumstances develop, the estimate may be revised, or provisions may be necessary to reflect any additional costs of resolving breast implant litigation and claims not covered by the settlement. Future charges resulting from any revisions or provisions, if required, could have a material adverse effect on Dow Corning's financial position or results of operations in the period or periods in which such charges are recorded.

Other Litigation
- - - - - ----------------

     Due to the nature of its business as a supplier of specialty materials to a variety of industries, the Company, at any particular time, is a defendant in a number of products liability lawsuits for injury allegedly related to the Company's products, and, in certain instances, products manufactured by others. Many of these lawsuits seek damages in substantial amounts. For example, the Company has been named in products liability lawsuits pertaining to materials previously used in connection with temporo-mandibular joint implant applications. The Company has followed a practice of aggressively defending all product liability claims asserted against it. Although the Company intends to continue this practice, currently pending proceedings and any future claims are subject to the uncertainties attendant to litigation and the ultimate outcome of any such proceedings or claims cannot be predicted with certainty. Nonetheless, the Company believes that these products liability claims will not have a material adverse effect on the Company's results of operations or financial condition.

Environmental Matters
- - - - - ---------------------

     The Company has been advised by the United States Environmental Protection Agency (EPA) or by similar state regulatory agencies that the Company, together with others, is a Potentially Responsible Party (PRP) with respect to a portion of the cleanup costs and other related matters involving a number of abandoned hazardous waste disposal facilities. Management believes that there are 13 sites at which the Company may have some liability, although management currently expects to settle the Company's liability for a majority of these sites for de minimis amounts. Based upon preliminary estimates by the EPA or the PRP groups formed with respect to these sites, the aggregate liabilities for all PRPs at these sites at which management currently believes the Company may have more than the de minimis liability is $106.0. Management cannot currently estimate the aggregate liability for all PRPs at those sites at which management expects the Company has a de minimis liability.

- - - - - ----------------------

     The Company records accruals for environmental matters when it is probable that a liability has been incurred and the Company's costs can be reasonably estimated. The amount accrued for environmental matters at December 31, 1994 was $16.2, although possible costs could range up to $32.0. While there are a number of uncertainties with respect to the Company's estimate of its ultimate liability for cleanup costs at these sites, it is the opinion of the Company that the possibility that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial position or results of operations is remote. This opinion is based upon the number of identified PRPs at each site, the number of such PRPs that are believed by management to be financially capable of paying their share of the ultimate liability, and the portion of waste sent to the sites for which management believes the Company might be held responsible based on available records.

DOW CORNING FIRE STOP(R)
- - - - - ------------------------

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

NOTE 3 - SPECIAL ITEMS
- - - - - ----------------------

     Charges of $40.0 in 1992 relate to provisions for restructuring activities, consisting largely of costs associated with the cessation of manufacturing activities at a subsidiary in Brazil and costs involved in global expense reduction, including elimination of low-priority activities, redeployment of people and reduction in the value of affected facilities.

NOTE 4 - SALE OF ASSETS AND ACQUISITIONS
- - - - - ----------------------------------------

     On July 1, 1993, the Company sold the metal orthopedic device assets for approximately $66.3 in cash. The Company's investment in assets was approximately $70.0, most of which represented current assets. The sale of the metal orthopedic device business did not have a material effect on the Company's consolidated net sales, financial position or results of operations.

     On July 14, 1992, the Company acquired ARA - Werk Kraemer GmbH (ARA), a German supplier of sealants, polyurethane foam products and related application tools. The purchase price included $18.9 of cash and $19.2 in notes to be paid within one year of the acquisition date. The acquisition was accounted for by the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at date of acquisition. The excess of purchase price over estimated fair values of the net assets acquired was $25.6 and has been recorded as goodwill, which is being amortized over 10 years. The operating results of ARA are included in the Company's consolidated results from the acquisition date. Consolidated net sales, net income and related per share amounts for the year ended December 31, 1992, would not have been materially different had this acquisition taken place at the beginning of 1992.

- - - - - ----------------------------------------

     On November 2, 1992, the Company acquired for $12.8 an additional 40% interest in Lucky-DC Silicone Co., Ltd., a company in which Dow Corning previously had held a 50% interest. In addition, under the terms of the agreement with the partner, Lucky Ltd., the Company will acquire for $3.2 the remaining 10% interest by November 1995, subject to the approval by the Government of South Korea. Consolidated net sales, net income and related per share amounts for the year ended December 31, 1992, would not have been materially different had this acquisition taken place at the beginning of 1992.

NOTE 5 - FOREIGN CURRENCY
- - - - - -------------------------

     Following is an analysis of the changes in the cumulative translation adjustment:

                                                    1994      1993      1992
                                                    ----      ----      ----

  Balance, beginning of year                        $31.6     $28.3     $66.2

  Translation adjustments and gains (losses) from
    certain hedges and intercompany balances         31.3      (0.2)    (37.5)

  Income tax effect of current year activity          3.3       3.5      (0.4)
                                                    -----     -----     -----

  Balance, end of year                              $66.2     $31.6     $28.3
                                                    =====     =====     =====

     Net foreign currency gains (losses) currently recognized in income amounted to $(4.8) in 1994, $(8.1) in 1993, and $(35.2) in 1992.

NOTE 6 - RECEIVABLES SOLD
- - - - - -------------------------

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

     Net of related reserves, the amount of receivables sold under third party agreements which remained uncollected at December 31, 1994 and 1993 was $32.0 and $63.2, respectively. The sale of such receivables resulted in net proceeds of approximately $62.6 in 1994, $74.7 in 1993, and $73.5 in 1992.

NOTE 7 - IMPLANT DEPOSIT
- - - - - ------------------------

     In connection with the Settlement Agreement, the Company has entered into an agreement whereby $275.0 in cash and cash equivalents is restricted to use for future breast implant settlement payments. Accordingly, this amount is included in the caption "Implant deposit" in the accompanying consolidated balance sheet and statement of cash flows.

NOTE 8 - INVENTORIES
- - - - - --------------------

     Following is a summary of inventories by costing method at December 31:

                                                             1994        1993
                                                             ----        ----

       Raw material, work-in-process and finished goods:
          Valued at LIFO                                    $204.7      $197.0
          Valued at FIFO                                     103.7        88.6
                                                            ------      ------

                                                            $308.4      $285.6
                                                            ======      ======

     Under the dollar value LIFO method used by the Company, it is impracticable to separate inventory values by classifications. Inventories valued using LIFO at December 31, 1994 and 1993 are stated at approximately $69.5 and $70.9, respectively, less than they would have been if valued at replacement cost.

NOTE 9 - INVESTMENTS
- - - - - --------------------

     Excluding investments accounted for on the equity basis, the carrying amount for investments at December 31, 1994 and 1993 was $27.6 and $24.6, respectively. Carrying amounts approximate fair values. Fair values are determined based on quoted market prices or, if quoted market prices are not available, on market prices of comparable instruments. Investments are included in the captions "Short-term investments" and "Other assets" in the accompanying consolidated balance sheets.

NOTE 10 - NOTES PAYABLE AND CREDIT FACILITIES
- - - - - ---------------------------------------------

     Notes payable at December 31 consisted of:

                                               1994        1993
                                               ----        ----

         Revolving Credit Agreement           $375.0      $150.0
         Other bank borrowings                  29.9        83.7
                                              ------      ------

                                              $404.9      $233.7
                                              ======      ======

     During 1993, the Company terminated a revolving credit agreement which was in place at December 31, 1992, and replaced it with a Revolving Credit Agreement with 16 domestic and foreign banks which provides for borrowings on a revolving credit basis until November, 1997, of up to $400.0. At December 31, 1994, the interest rate on amounts outstanding under the Revolving Credit Agreement was 6.8125%. Amounts outstanding under short-term lines of credit are described as "Other bank borrowings" in the table above. The carrying amounts of the Company's short-term borrowings approximate their fair value.

     Certain of the Company's debt agreements, including the Revolving Credit Agreement, contain debt restrictions and provisions relating to property liens, sale and leaseback transactions, debt to tangible capital ratio, and funds flow. In addition, the Revolving Credit Agreement provides participating banks the right, subject to a vote of a majority in interest, to demand payment in the event that breast implant litigation expenditures, net of insurance recoveries, exceed certain limits. At December 31, 1994, the Company was in compliance with all debt restrictions and provisions.

- - - - - ---------------------------------------------

     Under the provisions of the Revolving Credit Agreement, the Company is subject to certain restrictions as to the payment of dividends or distribution of assets for other specified purposes. The amount of the restriction is based on a formula which considers, among other things, the income before income taxes for the most recent fiscal year. Based on the computation completed for the year ended December 31, 1994, the Company is restricted from issuing dividends or distributing assets for other specified purposes in excess of $71.9 in 1995.

NOTE 11 - LONG-TERM DEBT
- - - - - ------------------------

    Long-term debt at December 31 consisted of:

                                                          1994          1993
                                                          ----          ----

   9.625% Sinking Fund Debentures due 2005               $  -          $  4.8
   9.375% Debentures due 2008                              75.0          75.0
   8.15% Debentures due 2029                               50.0          50.0
   8.125%-9.50% Medium-term Notes due 1995-2001,
       8.82% average rate at December 31, 1994             36.5          54.5
   5.77% Term Loans, maturing serially 1995-1999           26.6          32.1
   Variable-rate Notes due 1995-1998,
       5.9%-6.984% at December 31, 1994                   123.3          55.2
   Variable-rate Note, maturing serially 1997-1999,
       6.44% at December 31, 1994                          20.0          20.0
   5.55%-6.5% Japanese Yen Notes due 1996-1998             33.0          33.4
   Other obligations due 1995-1999                         12.6          23.2
                                                         ------        ------
                                                          377.0         348.2
   Less - Payments due within one year                     41.9          33.5
                                                         ------        ------

                                                         $335.1        $314.7
                                                         ======        ======


     The fair value of the Company's long-term debt was approximately $7.2 higher than book value at December 31, 1994 and $45.0 higher than book value at December 31, 1993. The fair value was based largely on interest rates offered on U.S. Treasury obligations with comparable maturities using discounted cash flow analysis. These rates were not adjusted to reflect the premium that the Company might pay over U.S. Treasury rates. A one percentage point increase in these rates would decrease the fair value by approximately $11.1.

     The Company has $400.0 of debt securities registered with the Securities and Exchange Commission at December 31, 1994, of which $275.0 had been designated to medium-term note programs and another $125.0 had been issued in debentures. At December 31, 1994, $100.0 had been issued under the medium-term note programs, of which $36.5 was still outstanding.

     The 9.375% and 8.15% debentures are not redeemable by the Company prior to their maturity; however, the holders of the 8.15% debentures may elect to have all or a portion of their debentures repaid on October 15, 1996, at 100% of the principal amount.

- - - - - ------------------------

     Aggregate annual maturities of long-term debt are: $41.9 in 1995, $27.8 in 1996, $84.0 in 1997, $71.1 in 1998, $17.9 in 1999 and $84.3 thereafter.
Excluded from such maturities are $50.0 of 8.15% debentures, due in 2029, which are subject to early redemptions at the holders' option in 1996. Cash paid during the year for interest, net of amounts capitalized, was $40.7 in 1994, $31.8 in 1993, and $20.8 in 1992.

NOTE 12 - INTEREST AND CURRENCY RATE DERIVATIVES
- - - - - ------------------------------------------------

     The Company utilizes a variety of financial instruments, several with off-balance sheet risks, in its management of current and future interest rate and foreign currency exposures. These financial instruments include interest rate swaps, interest rate caps and floors, interest rate options, currency swaps, currency options, and forward exchange contracts.

     These instruments involve, to varying degrees, elements of credit and market risk in excess of the amount recognized in the consolidated balance sheet. Methods used by the Company to monitor and control credit risk include limiting counterparties to only major banks and substantial financial institutions, and monitoring the credit-worthiness of these counterparties on an ongoing basis. In the event of default by a counterparty, the risk in these transactions is limited to the cost of replacing the instrument at current market rates. The contract or notional amounts of these instruments are used to measure the volume of these agreements and do not represent exposure to credit loss. Methods used by the Company to monitor and control market risk include entering into offsetting positions that essentially counterbalance with each other, and continued monitoring of market conditions. Although the Company may be exposed to losses in the event of nonperformance by counterparties and interest and currency rate movements, it does not anticipate significant losses due to these financial arrangements.

     The Company enters into interest rate swaps to exchange fixed and variable interest payment obligations without an exchange of the underlying principal amounts in order to manage interest rate exposures. The Company also enters into interest rate caps and floors, and interest rate options in order to transfer, modify, or reduce interest rate risk. These instruments are used to hedge specific elements of the Company's debt portfolio. Hedge accounting is used to recognize the differential to be paid or received as an adjustment to interest expense over the life of the agreements. Interest rate swaps, interest rate caps and floors, and interest rate options are shown in the following table.

CAPTION

                                         December 31, 1994                      December 31, 1993
                                 ---------------------------------     -----------------------------------
                                                          Weighted                                Weighted
                                 Fair    Book   Notional   Average     Fair     Book    Notional  Average
                                 Value   Value   Amount   Maturity     Value    Value    Amount   Maturity
                                 -----   -----  --------  --------     -----    -----   --------  --------

Interest rate swaps where
 the Company pays fixed rates    $1.8   $(1.4)   $190.0   5.6 years   $(24.3)   $(2.4)   $225.0   5.6 years
Interest rate swaps where the
 Company pays variable rates     (2.5)    0.2     115.0   2.5 years      5.5      0.7     115.0   3.4 years
Interest rate caps               (0.2)    0.9      55.0   1.4 years      -        -       100.0   1.6 years
Interest rate floors             (0.3)    -        40.0   1.9 years      0.4      -        55.0   2.1 years
Interest rate options            (1.6)    -        80.0   4.4 years     (4.3)     -       125.0   4.7 years

     At December 31, 1994, the weighted average interest rates paid and received on interest rate swaps where the Company pays a fixed rate are 7.4% and 5.9%, respectively.  At December 31, 1994, the weighted average interest rates paid and received on interest rate swaps where the Company pays a variable rate are
6.7% and 6.7%, respectively.

- - - - - ------------------------------------------------

     The Company enters into currency swaps, currency options, and forward exchange contracts primarily to hedge working capital not denominated in functional currencies. Gains and losses on these contracts are recognized concurrent with the gains and losses from the associated exposures. Currency swaps, currency options and forward exchange contracts are shown in the following table. The book values of these instruments approximate fair values.

                                        December 31, 1994
December 31, 1993
                                  ------------------------------    ----------
- - - - - --------------------
                                                       Weighted
         Weighted
                                   Book      Notional  Average       Book
Notional   Average
                                   Value      Amount   Maturity      Value
Amount    Maturity
                                   -----     --------  --------      -----
- - - - - --------   --------

Currency swaps                    $(34.3)    $100.0    2.0 years    $(21.2)
$100.0    3.0 years
Currency options                     -          -         -            -
 26.8      <F1>
Forward exchange contracts:
  -to buy British Pounds            (1.1)      95.1      <F1>          -
  -         -
  -to sell British Pounds            2.8      129.4      <F1>         (0.4)
 44.6      <F1>
  -to buy ECU                       (0.3)      15.4      <F1>          -
  -         -
  -to sell ECU                      (0.1)      23.3      <F1>         (0.2)
 40.8      <F1>
  -to buy German Marks              (0.4)      18.1      <F1>         (0.1)
 18.7      <F1>
  -to sell German Marks              0.6       33.8      <F1>          -
 12.4      <F1>
  -to buy Japanese Yen              (2.8)      62.7      <F1>         (3.8)
101.3      <F1>
  -to sell Japanese Yen              0.2       10.1      <F1>          -
  -         -
  -to buy other currencies          (0.2)      22.6      <F1>          -
 16.5      <F1>
  -to sell other currencies          0.4       52.3      <F1>          0.2
 32.1      <F1>

<F1>Weighted average maturity is less than one year.

     The fair value of interest rate swaps, interest rate caps and floors, interest rate options, currency swaps, and currency options is estimated by obtaining quoted market prices of comparable instruments, adjusted through interpolation where necessary for maturity differences. The fair value of forward exchange contracts is estimated by obtaining quotes from brokers. The fair values shown above represent the amount the Company would receive (or pay, if denoted by brackets) to terminate the agreements at the reporting date.

NOTE 13 - POST EMPLOYMENT BENEFITS
- - - - - ----------------------------------

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

- - - - - ----------------------------------

     The components of pension expense for the Company's domestic and foreign plans are set forth below.

                                                      1994     1993     1992
                                                      ----     ----     ----

  Defined benefit plans:
   Service cost (benefits earned during the period)  $ 20.9   $ 16.1   $ 14.1
   Interest cost on projected benefit obligations      43.9     38.0     35.4
   Actual return on plan assets                         0.2    (73.4)   (24.7)
   Net amortization                                     4.7      1.6      1.2
   Difference between actual and expected
     return on plan assets                            (40.2)    35.0     (8.6)
                                                     ------   ------   ------

                                                       29.5     17.3     17.4
                                                     ------   ------   ------

    Defined contribution and savings plans             12.0     10.1     12.6
                                                     ------   ------   ------

                                                     $ 41.5   $ 27.4   $ 30.0
                                                     ======   ======   ======

     The following table presents reconciliations of defined benefit plans' funded status with amounts recognized in the Company's consolidated balance sheets as part of other assets and other long-term liabilities. Plans with assets exceeding the accumulated benefit obligation (ABO) are segregated by column from plans with ABO exceeding assets. Assets exceed ABO for all domestic plans.

                                                  1994              1993
                                            ----------------  ----------------
                                            Assets     ABO    Assets    ABO
                                            exceed   exceeds  exceed   exceeds
                                             ABO     assets    ABO     assets
                                            ------   -------  ------   -------

    Actuarial present value
      of benefit obligations:
         Vested                             $387.7   $ 35.5   $396.9   $ 32.9
         Nonvested                            41.9      4.4     25.2      5.3
                                            ------   ------   ------   ------

   Accumulated benefit obligation            429.6     39.9    422.1     38.2
   Provision for future salary increases      92.1     12.6    104.3     13.1
                                            ------   ------   ------   ------

   Projected benefit obligation              521.7     52.5    526.4     51.3
   Plan assets at fair value                 480.3      7.2    484.9      6.4
                                            ------   ------   ------   ------

   Plan assets in excess of (less than)
     projected benefit obligation            (41.4)   (45.3)   (41.5)   (44.9)
   Unrecognized net loss (gain)               25.1      5.7     20.2      8.9
   Unrecognized (negative) prior service
     costs                                    40.9     (7.8)    43.7     (5.3)
   Unrecognized net transition obligation      5.7      1.7      6.5      1.9
                                            ------   ------   ------   ------

   Prepaid (accrued) pension cost           $ 30.3   $(45.7)  $ 28.9   $(39.4)
                                            ======   ======   ======   ======

- - - - - ----------------------------------

     The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation for defined benefit plans was 8.1% in 1994 and 7.3% in 1993. The weighted average rate of increase in future compensation levels was determined using an age specific salary scale and was 5.5% in 1994 and 5.6% in 1993. The weighted average expected long-term rate of return on plan assets was 8.5% in 1994 and 8.6% in 1993.

     In addition to providing pension benefits, the Company, primarily in the United States, provides certain health care and life insurance benefits for most retired employees. In 1992, the Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The Company elected to immediately recognize the cumulative effect of the change in accounting for postretirement benefits of $176.9 ($116.8 net of income tax benefit) which represents the accumulated postretirement benefit obligation existing at January 1, 1992. In addition, the effect of adopting the new rules increased 1992 net periodic postretirement benefit cost by $17.4 ($11.5 net of income tax benefit). Prior to 1992, the cost of retiree health care and life insurance benefits was recognized as an expense as benefits were paid. The cost of providing these benefits to retirees outside the United States is not significant. Net periodic postretirement benefit cost includes the following components:

                                            1994       1993       1992
                                            ----       ----       ----

             Service cost                   $ 3.4      $ 6.0      $ 6.6
             Interest cost                    9.3       10.3       15.6
             Amortization of negative
              prior service cost            (13.2)     (14.3)       -
                                            -----      -----      -----

                                            $(0.5)     $ 2.0      $22.2
                                            =====      =====      =====

     The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets as part of other long-term liabilities:

                                                    December 31,  December 31,
                                                        1994          1993
                                                    ------------  ------------

     Accumulated postretirement benefit obligation:
       Retirees                                        $ 66.3        $ 55.5
       Fully eligible, active plan participants          36.2          52.6
       Other active plan participants                    25.5          37.7
                                                       ------        ------

                                                        128.0         145.8
       Unrecognized negative prior service cost          67.9          61.5
       Unrecognized net loss                             (9.9)        (16.8)
                                                       ------        ------

       Accrued postretirement benefit cost             $186.0        $190.5
                                                       ======        ======

     In December 1992, the Company amended its retiree health care benefit plan to require that, beginning in 1994, employees have a certain number of years of service to be eligible for any retiree health care benefit. The retiree health care plan provides for certain cost-sharing changes which limit the Company's share of retiree health care costs. The Company continues to fund benefit costs on a pay-as-you-go basis with the retiree paying a portion of the costs.

- - - - - ----------------------------------

     The health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.02% in 1994 and was assumed to decrease gradually to 5.75% in 2005 and remain at that level thereafter. For retirees under age 65, plan features limit the health care cost trend rate assumption to a maximum of 8% for years 1994 and later. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation by 4% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1994 by 6%.

     The discount rate used in determining the accumulated postretirement benefit obligation was 8.25% at December 31, 1994 and 7.25% at December 31, 1993.

NOTE 14 - RELATED PARTY TRANSACTIONS
- - - - - ------------------------------------

     The Company purchased raw materials and services totalling $46.8 in 1994, $39.4 in 1993, and $43.5 in 1992 from The Dow Chemical Company and its affiliates. The Company believes that the costs of such purchases were competitive with alternative sources of supply. Other transactions between the Company and related parties were not material.

NOTE 15 - INCOME TAXES
- - - - - ----------------------

     The components of income (loss) before income taxes are as follows:

                                 1994          1993         1992
                                 ----          ----         ----

     U.S. companies            $ (47.2)      $(516.7)      $(20.8)
     Non-U.S. companies           61.8          94.7         70.8
                               -------       -------       ------

                               $  14.6       $(422.0)      $ 50.0
                               =======       =======       ======

     The components of the income tax provision (benefit) are as follows:

                                 1994          1993         1992
                                 ----          ----         ----

   Current
     U.S.                      $ 62.6        $  14.3       $  4.7
     Non-U.S.                    47.5           37.9         59.9
                               ------        -------       ------

                                110.1           52.2         64.6
                               ------        -------       ------

   Deferred
     U.S.                       (96.0)        (205.4)       (26.7)
     Non-U.S.                   ( 6.2)           2.3        (27.8)
                               ------        -------       ------

                               (102.2)        (203.1)       (54.5)
                               ------        -------       ------

                               $  7.9        $(150.9)      $ 10.1
                               ======        =======       ======

- - - - - ----------------------

     The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows:

                                                 December 31,     December 31,
                                                     1994             1993
                                                 ------------     ------------

 Implant costs                                      $288.0           $225.0
 Accrued expenses                                     97.2             62.8
 Postretirement health care and life insurance        61.7             63.0
 Basis in inventories                                 24.9             24.8
 Tax credit and net operating loss carry forwards      2.5              5.6
 Other                                                26.4             20.9
                                                    ------           ------
                                                     500.7            402.1
 Valuation allowance                                  (1.0)            (3.5)
                                                    ------           ------
                                                     499.7            398.6
                                                    ------           ------

 Property, plant and equipment                       (66.3)           (60.1)
 Other                                                 -               (5.8)
                                                    ------           ------
                                                     (66.3)           (65.9)
                                                    ------           ------

 Net deferred tax asset                             $433.4           $332.7
                                                    ======           ======

     At December 31, 1994, income and remittance taxes have not been recorded on $217.9 of undistributed earnings of foreign subsidiaries, either because any taxes on dividends would be offset substantially by foreign tax credits or because the Company intends to indefinitely reinvest those earnings. Cash paid during the year for income taxes, net of refunds received, was $62.4 in 1994, $72.5 in 1993, and $68.2 in 1992.

     The effective rates of 54.1% for 1994, (35.8)% for 1993, and 20.2% for 1992 differ from the U.S. federal statutory income tax rate in effect during those years for the following reasons:

                                               Year ended December 31,
                                          --------------------------------
                                           1994         1993         1992
                                           ----         ----         ----

   Income tax provision (benefit)
   at statutory rate                      $ 5.1       $(147.7)      $17.0
     Foreign taxes, net                    10.6           0.4        (8.2)
     Foreign sales corporation             (3.7)         (2.1)       (1.0)
     State income taxes                   (12.6)          1.7         1.6
     Other, net                             8.5          (3.2)        0.7
                                          -----       -------       -----

   Income tax provision (benefit)
   at effective rate                       $ 7.9      $(150.9)      $10.1
                                           =====      =======       =====

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

NOTE 16 - COMMON STOCK
- - - - - ----------------------

     The outstanding shares of the Company's common stock are held in equal portions by Corning Incorporated and Dow Holdings Inc., a wholly-owned subsidiary of The Dow Chemical Company. There were no changes in outstanding shares during 1994, 1993 or 1992.

NOTE 17 - COMMITMENTS AND GUARANTEES
- - - - - ------------------------------------

     The Company leases certain real and personal property under agreements which generally require the Company to pay for maintenance, insurance and taxes. Rental expense was $45.5 in 1994, $46.2 in 1993, and $48.4 in 1992.
The minimum future rental payments required under noncancellable operating leases at December 31, 1994, in the aggregate are $141.8, including the following amounts due in each of the next five years: 1995 - $39.7, 1996 - $28.2, 1997 - $20.8, 1998 - $17.5, and 1999 - $15.1.

NOTE 18 - INDUSTRY SEGMENT AND FOREIGN OPERATIONS
- - - - - -------------------------------------------------

     The Company's operations are classified as a single industry segment. Financial data by geographic area are presented below:

                                            1994         1993         1992
                                            ----         ----         ----

   Net sales to customers:
     United States                        $  888.3     $  830.6     $  822.6
     Europe                                  554.5        490.9        528.7
     Asia                                    652.0        619.9        500.8
     Other                                   109.8        102.3        103.6
                                          --------     --------     --------

   Net sales                              $2,204.6     $2,043.7     $1,955.7
                                          ========     ========     ========

   Interarea sales:
     United States                        $  317.6     $  219.6     $  228.3
     Europe                                   46.9         54.7         45.1
     Asia                                      9.5          9.2          6.6
     Other                                     0.3          0.3          1.9
                                          --------     --------     --------

     Total interarea sales                $  374.3     $  283.8     $  281.9
                                          ========     ========     ========

   Operating profit:
     United States                        $  338.8     $  192.3     $  131.8
     Europe                                   36.0         59.2         23.8
     Asia                                     53.8         68.7         64.4
     Other and eliminations                   14.2          7.1          9.7
                                          --------     --------     --------
                                             442.8        327.3        229.7
   General corporate expenses               (401.7)      (703.6)      (123.4)
   Unallocated income (expense), net         (26.5)       (45.7)       (56.3)
                                          --------     --------     --------

   Income (loss) before income taxes      $   14.6     $ (422.0)    $   50.0
                                          ========     ========     ========

   Identifiable assets:
     United States                        $1,083.0     $1,071.2     $1,091.4
     Europe                                  486.4        423.6        455.5
     Asia                                    593.8        498.1        490.0
     Other and eliminations                   38.9         37.3         64.1
                                          --------     --------     --------
                                           2,202.1      2,030.2      2,101.0
   Corporate assets                        1,891.1      1,232.1         89.7
                                          --------     --------     --------

     Total assets                         $4,093.2     $3,262.3     $2,190.7
                                          ========     ========     ========

- - - - - -------------------------------------------------

     Interarea sales are made on the basis of arm's length pricing. Interarea sales in 1993 and 1992 for Asia have been restated to reflect the combination of the former Japan and Pacific areas. Operating profit is total sales less certain operating expenses. General corporate expenses, equity in earnings of associated companies, interest income and expense, certain currency gains (losses), minority interests' share in income, and income taxes have not been reflected in computing operating profit.

     General corporate expenses include implant costs, certain research and development costs, and corporate administrative personnel and facilities costs not specifically identified with a geographic area. Identifiable assets are those operating assets identified with the operations in each geographic area. Corporate assets are principally cash and cash equivalents, short-term investments, anticipated implant insurance receivables, intangible assets, investments accounted for on the equity basis, and corporate facilities.

                           DOW CORNING CORPORATION
                           -----------------------
             SUPPLEMENTARY DATA - QUARTERLY FINANCIAL INFORMATION
             ----------------------------------------------------
              YEARS ENDED DECEMBER 31, 1994 AND 1993 (Unaudited)
              --------------------------------------------------
              (in millions of dollars, except per share amounts)

QUARTER ENDED:                 March 31    June 30  September 30  December 31
                               --------    -------  ------------  -----------

1994:
 Net sales                      $509.1     $552.4      $559.7      $583.4
 Gross profit                    177.8      192.7       182.7       181.1
 Net income (loss)                37.2       40.5        34.7      (119.2)<F1>
 Net income (loss) per share      14.88      16.20       13.88      (47.68)


1993:
 Net sales                      $490.8     $519.9      $512.0      $521.0
 Gross profit                    161.2      166.9       162.6       149.1
 Net income (loss)                30.7       36.3        30.2      (384.2)<F1>
 Net income (loss) per share      12.28      14.52       12.08     (153.68)

[FN]
<F1>  Includes a pretax charge related to breast implants of $241.0 in 1994
($151.8 net of income tax benefit) and $640.0 in 1993 ($415.0 net of income tax benefit); see Note 2 of Notes to Consolidated Financial Statements for a discussion of this matter.

     The Notes to Consolidated Financial Statements are an integral part of these financial statements.
[/FN]

                                   DOW CORNING CORPORATION
                                   -----------------------
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                --------------------------------------------------------------
                         YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                         --------------------------------------------
                                  (in millions of dollars)

                                           Additions
                                           charged to
                             Balance at    operating     Uncollectible                   Balance
                             beginning     costs and       accounts       SFAS No. 52    at end
                             of year       expenses       written off     adjustments    of year
                             ----------    ----------    --------------   -----------    -------

Description
- - - - - -----------

Allowance for doubtful
  accounts - deducted
  from accounts and
  notes receivable in
  the balance sheet

 1994                         $ 8.4          $ 3.5           $ 1.5          $(0.2)        $10.2
                              =====          =====           =====          =====         =====


 1993                         $ 8.4          $ 0.9           $ 0.9          $  -          $ 8.4
                              =====          =====           =====          =====         =====


 1992                         $ 7.7          $ 2.3           $ 1.0          $(0.6)        $ 8.4
                              =====          =====           =====          =====         =====
/TABLE

                       (THIS PAGE INTENTIONALLY BLANK)

                           DOW CORNING CORPORATION
                           -----------------------
                                EXHIBIT INDEX
                                -------------

                  These exhibits are numbered in accordance
            with the exhibit table of Item 601 of Regulation S-K

Exhibit
 Number                      Description                                  Page
- - - - - -------                      -----------                                  ----

 3.1        Restated Articles of Incorporation of Dow Corning
            Corporation dated March 25, 1988 are incorporated by reference from Item 14(c) of Form 10-K for the fiscal year ended December 31, 1993

 3.2        By-Laws of Dow Corning Corporation dated September 16, 1994    51

 4 Dow Corning Corporation agrees to furnish the Securities and Exchange Commission upon its request a copy of any instrument which defines the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

 10         Breast Implant Litigation Settlement Agreement                 90

 12         Computation of ratio of earnings to fixed charges             197

 21 Subsidiaries of the Registrant -- has been omitted in accordance with provisions of General Instruction J of Form 10-K.

 23         Consent of Price Waterhouse LLP                               198

     Exhibits 3.2, 10, 12, and 23 were appended to the manually signed original and have not been included in this printed copy.