Form 10-Q
period 1995-03-31
DOW CORNING CORP
filed 1995-05-04
CIK 29917

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



  For the quarter ended March 31, 1995         Commission File Number 1-7518


                          DOW CORNING CORPORATION
           (Exact name of registrant as specified in its charter)



                Michigan                                     38-0495575
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization                      Identification No.)



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

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

     Following is an index of the consolidated financial statements of Dow Corning Corporation included as a part of this report.

                                                                          Page
                                                                          ----

     Consolidated balance sheets at March 31, 1995 and December 31, 1994    3

     Consolidated statements of operations and retained earnings for the
     three months ended March 31, 1995 and 1994                             4

     Consolidated statements of cash flow for the three months ended
     March 31, 1995 and 1994                                                5

     Notes to consolidated financial statements                             6


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

                          DOW CORNING CORPORATION
                          -----------------------
                        CONSOLIDATED BALANCE SHEETS
                        ---------------------------
                 (in millions of dollars except share data)

                        ASSETS                        March 31,   December 31,
                        ------                          1995          1994
                                                      ---------   ------------

CURRENT ASSETS:
     Cash and cash equivalents                        $  265.6      $  201.1
     Short-term investments                                2.8           0.7
     Accounts and notes receivable (less allowance
       for doubtful accounts of $10.9 in 1995 and
       $10.2 in 1994)                                    428.7         416.2
     Anticipated implant insurance receivable            132.6         157.5
     Inventories                                         340.6         308.4
     Implant deposit                                     275.0         275.0
     Deferred income taxes                               245.5         252.9
     Other current assets                                 41.7          24.0
                                                      --------      --------

          Total current assets                         1,732.5       1,635.8
                                                      --------      --------

PROPERTY, PLANT AND EQUIPMENT, at cost                 3,010.7       2,934.9

     Less - accumulated depreciation                  (1,809.5)     (1,743.0)
                                                      --------      --------

                                                       1,201.2       1,191.9
                                                      --------      --------

OTHER ASSETS
     Anticipated implant insurance receivable            955.9         943.6
     Deferred income taxes                               176.4         182.7
     Other assets                                        137.8         139.2
                                                      --------      --------
                                                       1,270.1       1,265.5
                                                      --------      --------

                                                      $4,203.8      $4,093.2
                                                      ========      ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term borrowings                            $  468.4      $  446.8
     Accounts payable                                    156.2         160.2
     Implant reserve                                     432.4         475.4
     Other current liabilities                           228.7         242.6
                                                      --------      --------

          Total current liabilities                    1,285.7       1,325.0
                                                      --------      --------

LONG-TERM DEBT                                           378.4         335.1
                                                      --------      --------

OTHER LIABILITIES:
     Implant reserve                                   1,307.1       1,286.9
     Other liabilities                                   360.4         352.1
                                                      --------      --------
                                                       1,667.5       1,639.0
                                                      --------      --------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES           123.5         117.9
                                                      --------      --------

STOCKHOLDERS' EQUITY:
     Common stock, $5 par value (2,500,000 shares
          authorized and outstanding)                     12.5          12.5
     Retained earnings                                   647.0         597.5
     Cumulative translation adjustment                    89.2          66.2
                                                      --------      --------

          Stockholders' equity                           748.7         676.2
                                                      --------      --------

                                                      $4,203.8      $4,093.2
                                                      ========      ========

                          DOW CORNING CORPORATION
                          -----------------------
        CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
        -----------------------------------------------------------
                (in millions of dollars except share data)

                                                  Three months ended March 31,
                                                  ----------------------------
                                                       1995          1994
                                                       ----          ----

NET SALES                                             $611.8        $509.1

OPERATING COSTS AND EXPENSES:
     Manufacturing cost of sales                       396.4         331.3
     Marketing and administrative expenses             100.4          93.3
                                                      ------        ------

                                                       496.8         424.6
                                                      ------        ------

OPERATING INCOME                                       115.0          84.5

OTHER INCOME (EXPENSE):
     Interest income, currency gains (losses)
       and other, net                                   (4.7)         (2.0)
     Interest expense                                  (20.9)        (16.1)
                                                      ------        ------

INCOME BEFORE INCOME TAXES                              89.4          66.4

     Income taxes                                       36.2          25.9

     Minority interests' share in income                 3.7           3.3
                                                      ------        ------


NET INCOME (1995 - $19.80 per share; 1994 - $14.88
   per share)                                           49.5          37.2

Retained earnings at beginning of period               597.5         604.3
                                                      ------        ------

Retained earnings at end of period                    $647.0        $641.5
                                                      ======        ======

                          DOW CORNING CORPORATION
                          -----------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                    ------------------------------------
                          (in millions of dollars)

                                                  Three months ended March 31,
                                                  ----------------------------
                                                       1995          1994
                                                       ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                       $ 49.5        $ 37.2
     Depreciation and amortization                      46.7          44.8
     Other, net                                         12.4          (5.3)
     Changes in operating assets and liabilities       (51.8)       (101.8)
     Implant payments                                  (44.1)        (25.8)
     Implant insurance reimbursement                    24.9           1.5
     Noncash portion of implant charges                  7.9           7.0
                                                      ------        ------

          Cash provided by (used for) operating
            activities                                  45.5         (42.4)
                                                      ------        ------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                              (34.9)        (36.2)
     Other, net                                         (1.7)          8.7
                                                      ------        ------

       Cash used for investing activities              (36.6)        (27.5)
                                                      ------        ------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term borrowings                               49.9          55.8
     Payments on long-term debt                         (5.4)        (19.0)
     Net change in short-term borrowings                10.3          31.0
                                                      ------        ------

          Cash provided by financing activities         54.8          67.8
                                                      ------        ------


EFFECT OF EXCHANGE RATE CHANGES ON CASH                  0.8          (0.1)
                                                      ------        ------


CHANGES IN CASH AND CASH EQUIVALENTS:
     Net increase (decrease) in cash and cash
       equivalents                                      64.5          (2.2)
     Cash and cash equivalents at beginning of period  201.1         263.0
                                                      ------        ------

       Cash and cash equivalents at end of period     $265.6        $260.8
                                                      ======        ======

                          DOW CORNING CORPORATION
                          -----------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                 (in millions of dollars except where noted)


NOTE 1 - Income Taxes
- ---------------------

     The provision for income taxes reflects the Company's estimated annual effective tax rate.


NOTE 2 - Inventories
- --------------------

     Inventory values are primarily determined by the last-in, first-out method using the dollar value concept. It is therefore not practical to separate inventory value by classification.


NOTE 3 - Per Share Computations
- -------------------------------

     Per share calculations are based on 2,500,000 shares outstanding during all periods.


NOTE 4 - Receivables Sold
- -------------------------

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

     Net of related reserves, the amount of receivables sold under third party agreements which remained uncollected at March 31, 1995 was $62.0. The sale of such receivables resulted in net proceeds of approximately $29.8 in 1995.


NOTE 5 - Implant Deposit
- ------------------------

     In connection with the Settlement Agreement (as further described in Note 6 of Notes to Consolidated Financial Statements), the Company has entered into an agreement whereby $275.0 in cash and cash equivalents is restricted to use for future breast implant settlement payments. Accordingly, this amount is included in the caption "Implant deposit" in the accompanying consolidated balance sheet.

NOTE 6 - Contingencies
- ----------------------

Breast Implant Litigation and Claims
- ------------------------------------

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

     Since late 1991, there has been considerable publicity associated with the breast implant controversy, and the Company experienced a substantial increase in the number of lawsuits against the Company relating to breast implants. As of March 31, 1995 the Company has been named, often together with other defendants, in approximately 19,000 pending breast implant products liability lawsuits filed by or on behalf of individuals who claim to have or have had silicone gel breast implants. Many of these cases involve multiple plaintiffs. In addition, there were 45 breast implant products liability class action lawsuits which had been filed against the Company as of March 31, 1995. It is anticipated that the Company will be named as a defendant in additional breast implant lawsuits in the future by those breast implant recipients not participating in the Breast Implant Litigation Settlement Agreement (as described below). The typical alleged factual bases for these lawsuits include allegations that the plaintiffs' breast implants caused specified ailments, including, among other things, autoimmune disease, scleroderma, systemic disorders, joint swelling and chronic fatigue. The Company is sometimes named as the manufacturer of silicone gel breast implants, and other times the Company is named as the supplier of silicone raw materials to other breast implant manufacturers. The Company is vigorously defending this litigation asserting, among other defenses, that there is no causal connection between silicone breast implants and the ailments alleged by the plaintiffs in these cases. Once the Breast Implant Litigation Settlement Agreement (as described below) becomes final and binding, it is anticipated that lawsuits brought by those breast implant plaintiffs participating in the settlement will be dismissed.

     Consolidation of a substantial number of breast implant lawsuits for pretrial purposes has occurred in federal court (U.S. District Court for the Northern District of Alabama, the "Court") and various state courts where a substantial number of breast implant lawsuits have been filed. As of March 31, 1995, substantially more than half of all breast implant cases have been consolidated for pretrial purposes at the federal and state levels.

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

     On April 1, 1994, the Court preliminarily approved the Settlement Agreement. On April 18, 1994, the Court issued notice of the Settlement Agreement to breast implant recipients and others who may be eligible to participate in the settlement ("Settlement Class Members"). This notice began a 60-day period, ending June 17, 1994, during which Settlement Class Members had the ability to become initial Opt Out Plaintiffs. This period was extended to July 1, 1994 with respect to certain Settlement Class Members whose Court issued notice was delayed. The Court afforded initial Opt Out Plaintiffs an opportunity to rejoin the settlement within specified periods which ended March 1, 1995. The Court has indicated that Opt Out Plaintiffs may be allowed, on a case by case basis, to rejoin the settlement after March 1, 1995. A Court hearing to review the fairness of the Settlement Agreement was completed on August 22, 1994. On September 1, 1994, the Court granted final approval to the Settlement Agreement, determining that it is fair, reasonable and adequate, and on September 8, 1994, the Company's Board of Directors approved the Company's continued participation in the Settlement Agreement.

     The Court's final approval of the Settlement Agreement has been appealed to the U.S. Court of Appeals for the Eleventh Circuit primarily by certain providers of health care indemnity payments or services and by certain foreign claimants.

- ----------------------

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
               1999 through 2011       51.17 per year
               2012 through 2019       38.38 per year
               2020 through 2026       25.57 per year

     The Company's first payment of $275.0 under the Funding Agreement is due upon the earlier of (a) a resolution of pending appeals which confirms the Court's final approval of the Settlement Agreement or (b) the completion of a second opt out process or the determination that there will be no second opt out process (as described below). The Company has placed $275.0 into an escrow account and is required, among other things, to attempt to obtain a letter of credit or other form of assurance in the amount of $275.0 to provide financial assurance to the Court of the Company's ability to meet its obligations under the Settlement Agreement. After the third payment of $275.0, the amount of the letter of credit will be reduced to $51.2 or may be eliminated by order of the Court. The Company continues to consider methods to provide this assurance.

     Initial claims for specific disease compensation were required to be filed with the Court in September 1994. After these claims and the supporting medical records have been evaluated by the Court for validity, eligibility, accuracy, and consistency, the Court will make a final determination as to whether the current disease compensation settlement fund is sufficient to pay validated claims. In an effort to determine whether or the extent to which the current disease compensation settlement fund is sufficient to pay validated claims, the Court has conducted a study of a sample of current disease compensation settlement fund claims. On May 1, 1995, the Court issued a statement indicating its conclusions ("Preliminary Conclusions") that this study of a sample of current disease compensation settlement fund claims indicated that the total amount of current claims likely to be approved for payment would substantially exceed the $1.2 billion presently committed under the settlement to pay such claims and that, accordingly, amounts payable under the current disease compensation settlement fund would be less than the amounts specified in the Settlement Agreement. In addition, the Court requested that the parties to the Settlement Agreement commence negotiations relating to possible modifications of the Settlement Agreement. While information is not yet available to the Company to sufficiently analyze the Court's Preliminary Conclusions, the Company presently intends to honor the Settlement Agreement and not to increase its commitments thereunder. If the current disease compensation settlement fund is not sufficient to pay validated claims, and if such insufficiency cannot be resolved through other means, claimants with validated claims would have the ability to opt out during another period as specified in the Settlement Agreement. If any defendant who is a Funding Participant considers the number of new Opt Out Plaintiffs against said defendant to be excessive, such defendant may decide to exercise a second option to withdraw from participation in the settlement.

- ----------------------

     Since July 1, 1994, many former Opt Out Plaintiffs have rejoined the settlement. Based on information received from the Court, approximately 5,000 of the initial U.S. Opt Out Plaintiffs and approximately 2,000 potential foreign claimants (including initial foreign Opt Out Plaintiffs and foreign claimants excluded from the settlement class) have identified the Company as potentially responsible, in whole or in part, with respect to their current or potential future claims. On April 25, 1995, the Court dismissed the federal claims of approximately 350 of the 2,000 potential foreign claimants described above on the basis that such potential foreign claimants have an appropriate forum for the resolution of their claims in the jurisdictions of their residences. The Court also dismissed the federal claims of approximately 800 other foreign claimants, and the Company anticipates that future federal claims of foreign claimants will be dismissed, on the same basis. It is uncertain as to whether the claims of foreign claimants filed in state courts will be dismissed by those state courts on the same basis.

     The Settlement Agreement is in the process of being implemented. The settlement implementation process can be affected by external factors as described above such as the resolution of pending appeals, the number and magnitude of claims filed in the settlement and the potential future substantiation of the Court's Preliminary Conclusions as described above. However, based on its analysis of the most current information, including assessments by knowledgeable third parties who have been directly involved in the negotiation and implementation of the Settlement Agreement, and its assessment of the Company's financial resources, management believes that the aggregate amount of the Company's obligation and the amount and timing of the related cash payments under the Settlement Agreement are reliably determinable. Notwithstanding the Court's Preliminary Conclusions, management currently believes that events will not occur which would lead to the Company's withdrawal from the settlement. Nonetheless, management will continue to analyze additional facts and circumstances, including information pertaining to the Court's Preliminary Conclusions and related negotiations, to determine (a) whether and the extent to which additional provisions may be required as a result of a second opt out period and (b) whether the Company will ultimately withdraw from the settlement.

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

- ----------------------

financial statements is currently subject to litigation. This litigation principally involves those insurers who provided coverage on an occurrence basis and generally does not involve insurers who provided coverage on a claims made basis.

     Management continues to believe that it is probable that the Company will recover from its insurers a substantial amount of breast implant related payments which have been or may be made by the Company. In reaching this belief, the Company has analyzed its insurance policies, considered its history of coverage and insurance reimbursement for these types of claims, and consulted with knowledgeable third parties with significant experience in insurance coverage matters. This belief is further supported by the fact that the Company received insurance recoveries of $71.4 in 1994 and $24.9 in the first quarter of 1995 and entered into settlements with certain insurers for future reimbursement. These settlements relate to only a small number of the Company's insurers and a small portion of the Company's total insurance program.

     The Company has recorded an anticipated insurance receivable which is less than the amount for which the Company will seek reimbursement; a substantial portion of this anticipated insurance receivable relates to insurers who provided coverage on an occurrence basis. The principal uncertainties which exist with respect to the ultimate realization of this asset include the method applied in allocating losses between insurers who provided coverage on a claims made basis and insurers who provided coverage on an occurrence basis, the method applied in allocating losses among the insurers who provided coverage on an occurrence basis, delays in reimbursement due to the insurers' failure to pay on a timely basis, and the extent to which insurers may become insolvent in the future. The Company has taken these factors into account when estimating the amount of insurance recovery to record in the financial statements. Specifically, the Company selected a reasonable and legally sound allocation theory which is one of several generally accepted allocation theories in circumstances involving product liability claims; the allocation theory selected is supported by recent developments in the ongoing insurance litigation. The Company also assumed a reasonable delay between the time the Company makes breast implant related payments and the time the Company receives reimbursement from the insurers, and an allowance for insolvent insurers has been provided.

     The Company has reflected anticipated financial consequences to the Company of the breast implant situation. During 1991 and 1992, the Company recorded $25.0 and $69.0, respectively, of pretax costs related to breast implant matters. In 1993 the Company recorded a pretax charge of $640.0. This charge included the Company's best estimate of its potential liability for breast implant litigation based on settlement negotiations, and also included provisions for legal, administrative, and research costs related to breast implants, for a total of $1.24 billion, less anticipated insurance recoveries of $600.0. As discussed below, the Company recorded the liability attributable to the Settlement Agreement and the related insurance receivable on a present value basis.

     On January 20, 1995, the Company announced a pretax charge of $241.0 ($151.8 after tax) for the fourth quarter of 1994. This charge reflected the Company's best current estimate of additional costs to resolve breast implant litigation and claims outside of the Settlement Agreement, and included provisions for legal, administrative, and research costs related to breast implants. This pretax charge of $241.0 consists of a $647.0 liability less anticipated insurance recoveries of $406.0. These amounts were recorded on an undiscounted basis.

- ----------------------

     As a result of the provisions described above, as of March 31, 1995 the Company's financial statements reflect a total liability of $1,739.5 and a total anticipated implant insurance receivable of $1,088.5. Of these amounts, a liability of $560.6 and an anticipated implant insurance receivable of $373.4 have been recorded to reflect costs and insurance recoveries, respectively, relevant to breast implant liabilities not covered by the Settlement Agreement; these amounts are recorded on an undiscounted basis. Because the amount and timing of the liability attributable to the Settlement Agreement is reliably determinable, the Company recorded this liability and the related anticipated implant insurance receivable on a present-value basis using a discount rate of 7.0% over a period of more than 30 years. This rate approximated the interest rate on monetary assets that are risk free and that have maturities corresponding with the scheduled cash payments. The Settlement Agreement liability recorded in the financial statements at March 31, 1995 is $1,178.9; this amount is $1,976.2 on an undiscounted basis. The Settlement Agreement anticipated implant insurance receivable recorded in the financial statements at March 31, 1995 is $715.1; this amount is $1,156.2 on an undiscounted basis. Differences between discounted amounts recorded in the financial statements and undiscounted amounts represent interest to be recorded over the life of the net liability. The net amount of imputed interest recorded was $28.3 in 1994 and $7.9 in the first quarter of 1995. Amounts recorded in the financial statements related to the Settlement Agreement are adjusted as insurance proceeds are received, as payments are made against reserves and as imputed interest is recorded on discounted amounts.

     Implant reserves less the anticipated implant insurance receivable reflects management's best current estimate of the cost of ultimate resolution of breast implant litigation and claims. The liability under the Settlement Agreement is reliably determinable. However, additional facts and circumstances may develop which could affect the reliability and precision of the estimate of costs not covered by the Settlement Agreement as well as the estimate of the anticipated implant insurance receivable. Those facts and circumstances include, among other things, the ultimate number and extent of claims not covered by the Settlement Agreement, the ultimate cost of resolving those claims, the amount and timing of insurance recoveries and the allocation of insurance payments among the Company's insurers. Management cannot currently estimate the impact that these factors may have on the current estimate of costs not covered by the Settlement Agreement as well as the estimate of the anticipated implant insurance receivable. As additional facts and circumstances develop, the estimate may be revised, or provisions may be necessary to reflect any additional costs of resolving breast implant litigation and claims not covered by the settlement. Future charges resulting from any revisions or provisions, if required, could have a material adverse effect on Dow Corning's financial position or results of operations in the period or periods in which such charges are recorded.

     The Company is not satisfied with the rate of progress toward resolving breast implant litigation outside of the Settlement Agreement. The Company is also not satisfied with the progress toward achieving commitments from certain of the Company's insurers relative to insurance recovery. While information is not yet available to the Company to sufficiently analyze the Court's Preliminary Conclusions, the Company is also concerned with the implications of the Court's Preliminary Conclusions relative to the increased likelihood of a second opt out period which may result in additional Opt Out Plaintiffs. As a result of these and other factors, the Company may need to modify its approach and is considering a variety of alternatives for resolving breast implant litigation and related issues outside of the Settlement Agreement.
The Company has retained financial and legal advisors to assist in analysis of the alternatives. In addition, alternative approaches may be necessary if events occur that would lead to a material adverse impact on the Company's liquidity. The Company is actively considering an action to seek protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code in order to maintain normal business operations while seeking to resolve breast implant litigation and other liabilities through the Chapter 11 reorganization process. While Chapter 11 is intended to permit a debtor to preserve its business and assets while restructuring its liabilities, any reorganization proceedings may have a material adverse effect on the results of operations, financial condition or liquidity of the Company.

- ----------------------

Other Litigation
- ----------------

     Due to the nature of its business as a supplier of specialty materials to a variety of industries, the Company, at any particular time, is a defendant in a number of products liability lawsuits for injury allegedly related to the Company's products, and, in certain instances, products manufactured by others. Many of these lawsuits seek damages in substantial amounts. For example, the Company has been named in products liability lawsuits pertaining to materials previously used in connection with temporomandibular joint implant applications and raw materials supplied by the Company to manufacturers of the NORPLANT(R) Implant contraceptive device (NORPLANT(R) is a registered trademark of the Population Council for Subdermal Levonorgestrel Implants). The Company has followed a practice of aggressively defending all products liability claims asserted against it. Although the Company intends to continue this practice, currently pending proceedings and any future claims are subject to the uncertainties attendant to litigation and the ultimate outcome of any such proceedings or claims cannot be predicted with certainty. Nonetheless, the Company believes that these products liability claims will not have a material adverse effect on the Company's results of operations or financial condition.

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

     The Company records accruals for environmental matters when it is probable that a liability has been incurred and the Company's costs can be reasonably estimated. The amount accrued for environmental matters at March 31, 1995 was $15.8, although possible costs could range up to $32.0. While there are a number of uncertainties with respect to the Company's estimate of its ultimate liability for cleanup costs at these sites, it is the opinion of the Company that the possibility that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial position or results of operations is remote. This opinion is based upon the number of identified PRPs at each site, the number of such PRPs that are believed by management to be financially capable of paying their share of the ultimate liability, and the portion of waste sent to the sites for which management believes the Company might be held responsible based on available records.


NOTE 7 - Reclassifications
- --------------------------

     Certain reclassifications of prior year amounts have been made to conform to the presentation adopted in 1995.






- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
     The consolidated interim financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 1994.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS
- ----------------------------------------
                          (in millions of dollars)


Results of Operations
- ---------------------

     First quarter net sales increased $102.7 or 20.2% over levels reported for the comparable period in 1994. The increase for the first three months of 1995 is attributable to higher sales volumes, particularly in the United States and Europe, combined with favorable currency effects in Europe and Asia.

     Manufacturing cost of sales, as a percent of net sales, was 64.8% in the first quarter of 1995 compared to 65.1% in the first quarter of 1994. This decease is due principally to lower personnel, depreciation and other operating costs, partly offset by a higher cost of raw materials.

     Marketing and administrative expenses, as a percent of net sales, were 16.4% for the first quarter of 1995 and 18.3% for the same period in 1994. This decrease is principally due to lower personnel costs.

     Other expense for the first quarter of 1995 increased $7.5 over the comparable period in 1994 due principally to higher interest expense caused by higher average levels of debt.

     The effective tax rate in the first quarter of 1995 was 40.5%, compared to 39.0% for the same period in 1994. The higher effective rate in 1995 is attributable to higher state income taxes combined with earnings growth outside of the United States.


Credit Availability
- -------------------

     At March 31, 1995, the Company had in place a revolving credit agreement with 16 domestic and foreign banks which provides for borrowings on a revolving credit basis until November 1997 of up to $400.0. At March 31, 1995, there was $375.0 outstanding under this facility. Availability of credit under this facility may be affected by certain debt restrictions and provisions as described below.

     The Company has a number of debt agreements, including the Revolving Credit Agreement, which contain debt restrictions and provisions relating to property liens, sale and leaseback transactions, debt to tangible capital ratio and funds flow. The Revolving Credit Agreement provides participating banks the right, subject to a vote of a majority in interest, to demand payment in the event that breast implant litigation expenditures, net of insurance recoveries, exceed certain limits. On May 2, 1995, one of three credit rating agencies which rate the Company's debt further downgraded the Company's long-term debt rating. This downgrade provides a counterparty to certain interest rate swap agreements with an option to present those agreements to the Company for settlement. Failure of the Company to perform upon request, without some agreement to extend or waive the option, could result in violations of default provisions of one or more of the Company's debt agreements. As of May 3, 1995, the Company had not received notice of option exercise by such swap agreement counterparty or notice of default under the Company's debt agreements and was in compliance with all debt restrictions and provisions. However, no assurance can be given that events will not occur that could lead to violations of debt restrictions and provisions in the future, and no assurance can be given that such credit will continue to be available.

     Under the provisions of the Revolving Credit Agreement, the Company is subject to certain restrictions as to the payment of dividends or distribution of assets for other specified purposes. The amount of the restriction is based on a formula which considers, among other things, the income before income taxes for the most recent fiscal year. Based on the computation completed for the year ended December 31, 1994, the Company is restricted from issuing dividends or distributing assets for other specified purposes in excess of $71.9 in 1995, and is not currently paying dividends.

     The Company's ability to generate the financial liquidity required to meet ongoing operational needs, to meet its obligations under the Settlement Agreement and to resolve breast implant claims not covered by the Settlement Agreement is based on, among other things, future operational cash flows, the cost to resolve breast implant litigation, recovery of substantial amounts from the Company's insurance carriers and current and potential future financing arrangements.

     Developing facts and circumstances could result in a material and adverse effect on the Company's liquidity. These facts and circumstances could include, among other things, continuing lack of satisfactory progress in resolving claims not covered by the Settlement Agreement, possible events which could lead to violations of debt restrictions and provisions as described above and continuing lack of satisfactory progress relative to insurance recovery. In an effort to provide the Company with additional financial flexibility, should such facts and circumstances develop, the Company will continue to evaluate alternative financing arrangements as well as other alternatives discussed below. However, there can be no assurance that alternative financing will be concluded successfully in the future.


Alternatives for Resolving Litigation
- ----------------------------------------------------

     The Company is not satisfied with the rate of progress toward resolving breast implant litigation outside of the Settlement Agreement. The Company is also not satisfied with the progress toward achieving commitments from certain of the Company's insurers relative to insurance recovery. While information is not yet available to the Company to sufficiently analyze the Court's Preliminary Conclusions, the Company is also concerned with the implications of the Court's Preliminary Conclusions relative to the increased likelihood of a second opt out period which may result in additional Opt Out Plaintiffs. As a result of these and other factors, the Company may need to modify its approach and is considering a variety of alternatives for resolving breast implant litigation and related issues outside of the Settlement Agreement.
The Company has retained financial and legal advisors to assist in analysis of the alternatives. In addition, alternative approaches may be necessary if events occur that would lead to a material adverse impact on the Company's liquidity. The Company is actively considering an action to seek protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code in order to maintain normal business operations while seeking to resolve breast implant litigation and other liabilities through the Chapter 11 reorganization process. While Chapter 11 is intended to permit a debtor to preserve its business and assets while restructuring its liabilities, any reorganization proceedings may have a material adverse effect on the results of operations, financial condition or liquidity of the Company.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

ENVIRONMENTAL MATTERS

     The Company has agreed to participate in the Toxic Substances Control Act
Section 8(e) compliance audit program. The Company expects to pay a civil penalty which will exceed $100,000. While the exact amount of the civil penalty is not yet known, the United States Environmental Protection Agency
(EPA) has put a limit of $1 million on any civil penalty to be paid.


BREAST IMPLANT LITIGATION

Breast Implant Products Liability Class Action Lawsuits
- -------------------------------------------------------

     As of March 31, 1995, the Company had been named, generally as one of several defendants, in 45 breast implant products liability class action lawsuits filed on behalf of individuals who claim to have or have had silicone gel breast implants. Of these lawsuits, 31 have been brought in various Federal District Courts, 12 have been brought in various state courts, and 2 have been brought in courts in Canada.

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

- --------------------------

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

- --------------------------

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


Individual Breast Implant Products Liability Lawsuits
- -----------------------------------------------------

     As of March 31, 1995, the Company has been named, often along with other defendants, in approximately 19,000 individual breast implant products liability lawsuits filed in federal courts and state courts in many different jurisdictions by or on behalf of individuals who claim to have or have had silicone gel breast implants; many of these cases involve multiple plaintiffs. The typical alleged factual bases for these lawsuits include allegations that the plaintiffs' breast implants caused specified ailments, including, among others, autoimmune disease, scleroderma, systemic disorders, joint swelling and chronic fatigue. The Company is sometimes named as the manufacturer of silicone gel breast implants, and other times the Company is named as the supplier of silicone raw materials to other breast implant manufacturers.

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


Consolidation of Breast Implant Products Liability Lawsuits
- -----------------------------------------------------------

     Many of these breast implant products liability cases have been or are in the process of being consolidated for purposes of case management in federal and state courts. As previously reported, on June 25, 1992, the Judicial Panel on Multidistrict Litigation in In Re Silicone Gel Breast Implants Products Liability Litigation consolidated all federal breast implant cases for discovery purposes in the Federal District Court for the Northern District of Alabama (the "Court") under the multidistrict litigation rules "in order to avoid duplication of discovery, prevent inconsistent pretrial rulings, and preserve the resources of the parties, their counsel and the judiciary." Substantially all federal breast implant cases have been consolidated in the Federal District Court for the Northern District of Alabama. A substantial number of breast implant cases originally filed in state courts have been removed to federal court and either have been or are likely to be similarly consolidated. The Company anticipates that any federal breast implant products liability cases filed after June 25, 1992, as well as some state breast implant cases removed to federal courts, will be transferred to the Federal District Court for the Northern District of Alabama for discovery purposes under the multidistrict litigation rules. In addition, the consolidation of many state breast implant products liability cases has proceeded in many jurisdictions where a substantial number of state breast implant lawsuits have been filed; however, this consolidation of state cases has not occurred in all jurisdictions. As of March 31, 1995, substantially more than half of all breast implant cases were consolidated for pretrial purposes at the federal and state levels. For more information on these matters, see Note 6 of Notes to Consolidated Financial Statements.

- --------------------------

Settlement to Resolve Breast Implant Claims
- -------------------------------------------

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

- --------------------------

     On April 1, 1994, the Court preliminarily approved the Settlement Agreement. On April 18, 1994, the Court issued notice of the Settlement Agreement to breast implant recipients and others who may be eligible to participate in the settlement ("Settlement Class Members"). This notice began a 60-day period, ending June 17, 1994, during which Settlement Class Members had the ability to become initial Opt Out Plaintiffs. This period was extended to July 1, 1994 with respect to certain Settlement Class Members whose Court issued notice was delayed. The Court afforded initial Opt Out Plaintiffs an opportunity to rejoin the settlement within specified periods which ended March 1, 1995. The Court has indicated that Opt Out Plaintiffs may be allowed, on a case by case basis, to rejoin the settlement after March 1, 1995. A Court hearing to review the fairness of the Settlement Agreement was completed on August 22, 1994. On September 1, 1994, the Court granted final approval to the Settlement Agreement, determining that it is fair, reasonable and adequate, and on September 8, 1994, the Company's Board of Directors approved the Company's continued participation in the Settlement Agreement.

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

     The Company's first payment of $275.0 million under the Funding Agreement is due upon the earlier of (a) a resolution of pending appeals which confirms the Court's final approval of the Settlement Agreement or (b) the completion of a second opt out process or the determination that there will be no second opt out process (as described below). The Company has placed $275.0 million into an escrow account and is required, among other things, to attempt to obtain a letter of credit or other form of assurance in the amount of $275.0 million to provide financial assurance to the Court of the Company's ability to meet its obligations under the Settlement Agreement. After the third payment of $275.0 million, the amount of the letter of credit will be reduced to $51.2 million or may be eliminated by order of the Court. The Company continues to consider methods to provide this assurance.

     Initial claims for specific disease compensation were required to be filed with the Court in September 1994. After these claims and the supporting medical records have been evaluated by the Court for validity, eligibility, accuracy, and consistency, the Court will make a final determination as to whether the current disease compensation settlement fund is sufficient to pay validated claims. In an effort to determine whether or the extent to which the current disease compensation settlement fund is sufficient to pay validated claims, the Court has conducted a study of a sample of current disease compensation settlement fund claims. On May 1, 1995, the Court issued a statement indicating its conclusions ("Preliminary Conclusions") that this study of a sample of current disease compensation settlement fund claims indicated that the total amount of current claims likely to be approved for payment would substantially exceed the

- --------------------------

$1.2 billion presently committed under the settlement to pay such claims and that, accordingly, amounts payable under the current disease compensation settlement fund would be less than the amounts specified in the Settlement Agreement. In addition, the Court requested that the parties to the Settlement Agreement commence negotiations relating to possible modifications of the Settlement Agreement. While information is not yet available to the Company to sufficiently analyze the Court's Preliminary Conclusions, the Company presently intends to honor the Settlement Agreement and not to increase its commitments thereunder. If the current disease compensation settlement fund is not sufficient to pay validated claims, and if such insufficiency cannot be resolved through other means, claimants with validated claims would have the ability to opt out during another period as specified in the Settlement Agreement. If any defendant who is a Funding Participant considers the number of new Opt Out Plaintiffs against said defendant to be excessive, such defendant may decide to exercise a second option to withdraw from participation in the settlement.

     Since July 1, 1994, many former Opt Out Plaintiffs have rejoined the settlement. Based on information received from the Court, approximately 5,000 of the initial U.S. Opt Out Plaintiffs and approximately 2,000 potential foreign claimants (including initial foreign Opt Out Plaintiffs and foreign claimants excluded from the settlement class) have identified the Company as potentially responsible, in whole or in part, with respect to their current or potential future claims. On April 25, 1995, the Court dismissed the federal claims of approximately 350 of the 2,000 potential foreign claimants described above on the basis that such potential foreign claimants have an appropriate forum for the resolution of their claims in the jurisdictions of their residences. The Court also dismissed the federal claims of approximately 800 other foreign claimants, and the Company anticipates that future federal claims of foreign claimants will be dismissed, on the same basis. It is uncertain as to whether the claims of foreign claimants filed in state courts will be dismissed by those state courts on the same basis.

     The Settlement Agreement is in the process of being implemented. The settlement implementation process can be affected by external factors as described above such as the resolution of pending appeals, the number and magnitude of claims filed in the settlement and the potential future substantiation of the Court's Preliminary Conclusions as described above. However, based on its analysis of the most current information, including assessments by knowledgeable third parties who have been directly involved in the negotiation and implementation of the Settlement Agreement, and its assessment of the Company's financial resources, management believes that the aggregate amount of the Company's obligation and the amount and timing of the related cash payments under the Settlement Agreement are reliably determinable. Notwithstanding the Court's Preliminary Conclusions, management currently believes that events will not occur which would lead to the Company's withdrawal from the settlement. Nonetheless, management will continue to analyze additional facts and circumstances, including information pertaining to the Court's Preliminary Conclusions and related negotiations, to determine (a) whether and the extent to which additional provisions may be required as a result of a second opt out period and (b) whether the Company will ultimately withdraw from the settlement.


OTHER LITIGATION

     Due to the nature of its business as a supplier of specialty materials to a variety of industries, the Company, at any particular time, is a defendant in a number of products liability lawsuits for injury allegedly related to the Company's products, and, in certain instances, products manufactured by others. Many of these lawsuits seek damages in substantial amounts. For example, the Company has been named in products liability lawsuits pertaining to materials previously used in connection with temporomandibular joint implant applications and raw materials supplied by the Company to manufacturers of the

- --------------------------

NORPLANT(R) Implant contraceptive device (NORPLANT(R) is a registered trademark of the Population Council for Subdermal Levonorgestrel Implants). The Company has followed a practice of aggressively defending all products liability claims asserted against it. Although the Company intends to continue this practice, currently pending proceedings and any future claims are subject to the uncertainties attendant to litigation and the ultimate outcome of any such proceedings or claims cannot be predicted with certainty. Nonetheless, the Company believes that these products liability claims will not have a material adverse effect on the Company's results of operations or financial condition.


SECURITIES LAWS AND SHAREHOLDER DERIVATIVE LAWSUITS

Securities Laws Class Action Lawsuits
- -------------------------------------

     As of March 31, 1995, the Company and certain of its directors and officers were named, as defendants with others, in two securities laws class action lawsuits filed by purchasers of stock of Corning Incorporated (Corning) and The Dow Chemical Company (Dow Chemical). These cases were originally filed as several separate cases in the Federal District Court for the Southern District of New York in the first quarter of 1992; these cases were consolidated in the second quarter of 1992 so that there is one case involving claims on behalf of purchasers of stock of Corning and one case involving claims on behalf of purchasers of stock of Dow Chemical. The plaintiffs in these cases allege, among other things, misrepresentations and omissions of material facts and breach of duty with respect to purchasers of stock of Corning and Dow Chemical relative to the breast implant issue. The relief sought in these cases is monetary damages in unspecified amounts. Motions to dismiss both cases have been filed by all defendants.


Shareholder Derivative Lawsuits
- -------------------------------

     As of March 31, 1995, the Company and/or certain of its directors and officers were named in three shareholder derivative lawsuits filed by shareholders of Corning and Dow Chemical. The plaintiffs in these cases allege various breaches of fiduciary duties claimed to be owed by the defendants relative to the breast implant issue. The relief sought by the shareholders filing these suits on behalf of Dow Chemical and Corning is monetary damages in unspecified amounts. Motions to dismiss these cases have been filed by all defendants.


GRAND JURY INVESTIGATION

     On February 8, 1993, the Company received two federal grand jury subpoenas initiated by the Assistant U.S. Attorney in Baltimore, Maryland seeking documents and information related to silicone breast implants. The Company provided information in response to the subpoenas and cooperated with the Assistant U.S. Attorney as this grand jury investigation proceeded. On April 24, 1995, the Company was advised by the United States Attorney in Baltimore, Maryland, indicating that the Department of Justice has decided not to pursue any federal criminal charges against the Company relating to the Company's gel-filled breast implant product. This investigation, therefore, has been concluded.

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


ITEMS 2. through 4.
- -------------------

     Items omitted in accordance with General Instruction H of Form 10-Q.


ITEM 5.  OTHER INFORMATION
- --------------------------

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

     (a)  Exhibits

          See the Exhibit Index which is located on page 26.

     (b)  Reports on Form 8-K

          The Company has filed a Form 8-K on January 20, 1995, in connection with a special charge to reflect the Company's best current estimate of additional costs to resolve breast implant litigation and claims outside of the settlement agreement.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DOW CORNING CORPORATION



      Date     May 3, 1995               R. A. Hazleton
            -----------------            -------------------------------------
                                         R. A. Hazleton
                                         Chairman and Chief Executive Officer





      Date     May 3, 1995               J. W. Churchfield
            -----------------            -------------------------------------
                                         J. W. Churchfield
                                         Vice President for Planning and
                                         Finance and Chief Financial Officer

                          DOW CORNING CORPORATION
                          -----------------------
                               EXHIBIT INDEX
                               -------------




     These exhibits are numbered in accordance with Exhibit Table I of Item 601 of Regulation S-K.


   Exhibit
   Number                          Description                     Page Number
   -------                         -----------                     -----------

     12        Computation of ratio of earnings to fixed charges       27